Form 10QSB
period 2005-09-30
Northern Way Resources, Inc.
filed 2005-11-10
CIK 1328511

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended September 30, 2005.

[    ]   Transition  Report  pursuant  to 13 or 15(d) of the Securities Exchange
        Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-125699
                                           ----------



                          NORTHERN WAY RESOURCES, INC.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                      Applied For
----------------------------------------       ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

627 Moberly Road, Suite 601
Vancouver, British Columbia, Canada                       V5Z 4B3
-----------------------------------------      ---------------------------------
(Address of principal executive offices)             (Postal or Zip Code)


Issuer's telephone number, including area code:         604-681-6466
                                               ---------------------------------


                                      None
--------------------------------------------------------------------------------
(Former name,  former  address  and  former  fiscal  year, if changed since last report)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,572,250 Shares of $0.001 par value Common Stock outstanding as of November 8, 2005.

                          NORTHERN WAY RESOURCES, INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2005

                                   (Unaudited)







BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

                          NORTHERN WAY RESOURCES, INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                                          September 30,            March 31,
                                                                              2005                   2005
                                                                       ---------------------------------------------
                                                                           (Unaudited)             (Audited)
                                     ASSETS

CURRENT
   Cash                                                                       $    10,709              $    19,982
                                                                       =============================================


                                   LIABILITIES

CURRENT
    Accounts payable and accrued liabilities                                   $     4,785              $     5,642
                                                                       ---------------------------------------------


                              STOCKHOLDERS' EQUITY

   Common stock (Note 4)
   75,000,000 shares authorized, $0.001 par value,
   7,572,250 shares outstanding                                                      7,572                    7,572
   Additional paid-in capital                                                       19,928                   19,928
   Donated capital                                                                   6,400                    1,600
   Deficit accumulated during the exploration stage                               (27,976)                 (14,760)
                                                                       ---------------------------------------------

                                                                                     5,924                   14,340
                                                                       ---------------------------------------------

                                                                              $    10,709              $    19,982
                                                                       =============================================



Nature and Continuance of Operations - Note 1


The  accompanying  notes  are  an  integral  part  of  these  interim  financial statements

                          NORTHERN WAY RESOURCES, INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three months          Six months         February 1, 2005
                                                                Ended                Ended            (Inception) to
                                                            September 30,        September 30,         September 30,
                                                                2005                 2005                  2005
                                                                ----                 ----                  ----
EXPENSES
   Accounting and audit fees                              $          2,082    $          4,224      $          7,866
   Bank charges                                                         23                 194                   212
   Donated rent (Note 5)                                               900               1,800                 2,400
   Donated services (Note 5)                                         1,500               3,000                 4,000
   Filing                                                              828               1,468                 1,468
   Legal                                                                 -               2,530                 4,530
   Organizational costs                                                  -                   -                   500
   Mineral property costs (Note 3)                                       -                   -                 7,000
                                                          ----------------    -----------------     ----------------
Net loss for the period                                   $          5,333    $         13,216      $         27,976
                                                          ================    =================     ================
Basic loss per share                                      $          (0.00)   $          (0.00)
                                                          ================    =================
Weighted average number of shares outstanding                    7,572,250           7,572,250
                                                          ================    =================



The  accompanying  notes  are  an  integral  part  of  these  interim  financial statements

                          NORTHERN WAY RESOURCES, INC.
                         (An Exploration Stage Company)
                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
                 for the period February 1, 2005 (Inception) to
                               September 30, 2005
                                   (Unaudited)

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                     Additional                  During the
                                            Common Shares             Paid-in      Donated       Exploration
                                ----------------------------------
                                     Number          Par Value        Capital      Capital          Stage            Total
                                     ------          ---------        -------      -------          -----            -----
Capital stock issued for cash
 - at $0.001                         3,000,000    $     3,000  $            -   $            -  $            -   $        3,000
 - at $0.005                         4,555,000          4,555          18,220                -               -           22,775
 - at $0.10                             17,250             17           1,708                -               -            1,725
Donated services and rent                    -              -               -            1,600               -            1,600
Net loss for the period                      -              -               -                -      (   14,760)     (    14,760)
                                   ------------   ------------  -------------  ----------------  --------------  ---------------
Balance, March 31, 2005              7,572,250          7,572          19,928            1,600      (   14,760)          14,340

Donated services and rent                    -              -               -            4,800               -            4,800
                                   ------------   ------------  -------------  ----------------  --------------  ---------------
Net loss for the period                      -              -               -                -      (   13,216)     (    13,216)
                                   ------------   ------------  -------------  ----------------  --------------  ---------------
Balance, September 30, 2005          7,572,250    $     7,572  $       19,928   $        6,400  $   (   27,976)  $        5,924
                                   ============  =============  =============  ================  ==============  ===============


The  accompanying  notes  are  an  integral  part  of  these  interim  financial statements

                          NORTHERN WAY RESOURCES, INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six months          February 1, 2005
                                                                            Ended             (Inception) to
                                                                        September 30,          September 30,
                                                                            2005                   2005
                                                                            ----                   ----
Cash flows from operating Activities
   Net loss for the period                                           $  (       13,216)    $  (       27,976)
   Adjustments to reconcile net loss to net cash
   from operating activities:
      Non cash donated services and rent                                         4,800                 6,400
     Accounts payable and accrued liabilities                                     (857)                4,785
                                                                     ------------------    -------------------
Net cash used in operating activities                                   (        9,273)       (       16,791)
                                                                     ------------------    -------------------
Cash flow from financing activities
   Capital stock issued                                                              -                27,500
                                                                     ------------------    -------------------
Net cash from financing activities                                                   -                27,500
                                                                     ------------------    -------------------
(Decrease) increase in cash during the period                       (            9,273)               10,709

Cash, beginning of the period                                                   19,982                     -
                                                                     ------------------    -------------------
Cash, end of the period                                              $          10,709     $          10,709
                                                                     ==================    ===================

Supplemental cash flow information:
     Interest paid                                                  $                -     $               -
                                                                     =================     ===================

     Income taxes paid                                              $                -     $               -
                                                                     =================     ===================


The  accompanying  notes  are  an  integral  part  of  these  interim  financial statements

                          NORTHERN WAY RESOURCES, INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

Note 1        Nature and Continuance of Operations
              ------------------------------------
              The Company was incorporated in the State of Nevada on February 1, 2005 and is in the exploration stage. The Company has acquired a mineral property located in the Province of Ontario, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

              These financial statements have been prepared on the going concern basis of accounting. The Company has incurred initial losses since inception resulting in an accumulated deficit of $27,976 and further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

              Management anticipates that funding for the Company's operations for the next 12 months will be available through cash on hand, advances from the sole director or additional equity financing.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended March 31, 2005 included in the Company's SB-2 Registration Statement filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.


Note 2        Summary of Significant Accounting Policies
              ------------------------------------------
              Basis of Presentation
              ---------------------
              These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Exploration Stage Company
              -------------------------
              The Company complies with Financial Accounting Standards Board Statement No. 7 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as an exploration stage enterprise.

              Mineral Property
              ----------------
              Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No.143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at September 30, 2005, any potential costs relating to the retirement of the Company's mineral property interest has not been determined.

              Use of Estimates and Assumptions
              --------------------------------
              The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

              Foreign Currency Translation
              ----------------------------
              The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Gains or losses resulting from foreign currency transactions are included in results of operations.

              Fair Value of Financial Instruments
              -----------------------------------
              The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. It is management's determination that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Environmental Costs
              -------------------
              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plans of action based on the then known facts.

              Income Taxes
              ------------
              The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2005 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

              Basic and Diluted Loss Per Share
              --------------------------------
              Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.
              Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.


Note 3        Mineral Property
              ----------------
              River Gold Property
              Pursuant to a mineral property purchase agreement dated March 30, 2005, the Company acquired a 100% undivided right, title and interest in a mineral claim, known as "River Gold Property", located in the Scadding Township, Sudbury Mining Division, Ontario, Canada by paying $7,000.

Note 4        Capital Stock
              -------------
              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share.

              During the period from February 1, 2005 (Inception) to March 31, 2005, the Company issued 7,572,250 shares of common stock for total proceeds of $27,500.

              At September 30, 2005 there were no outstanding stock options or warrants.


Note 5        Related Party Transactions
              --------------------------
              The President provides management services and office premises to the Company. The services are valued by management at $500 per month and the office premises are valued by management at $300 per month. During the six-month period ended September 30, 2005, donated services of $3,000 and donated rent expense of $1,800 were charged to operations. Related party transactions are recorded at exchange amounts.

Forward-Looking Statements
--------------------------
This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation
-------------------------
Our plan of operations for the twelve months following the date of this report is to complete the recommended phase one and two exploration programs on the River Gold property. We anticipate that the cost of these programs will be approximately $5,000 and $10,000 respectively.

Phase one will consist of geological mapping, sampling and prospecting. Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. Sampling involves gathering rock and soil samples from property areas with the most potential to host economically significant mineralization. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content. Prospecting is the analysis of rocks on the property surface with a view to discovering indications of potential mineralization. A breakdown of anticipated costs for the phase one program are as follows:

1. Geological Review                                   $   500
2. Geological Mapping and Sampling (GPS)               $ 2,500
3. Report Writing/Consulting                           $ 1,500
4. Operating Supplies                                  $   500
                                                       -------
Total Phase I Costs:                                   $ 5,000

Phase two will consist of geophysical surveys, as well as follow up mapping and sampling. Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured.
Geophysical surveys are applied in situations where there is insufficient information obtainable from the property surface to allow informed opinions concerning the property's merit. A breakdown of anticipated costs for the phase two program are as follows:

1. Geophysical Survey (targets for drilling)         $ 6,250
2. Follow-up Mapping and Sampling                    $ 1,500
3. Report Writing/Consulting                         $ 1,500
4. Operating Supplies                                $   750
                                                     -------
Total Phase II Costs:                                $10,000

We have not retained a geologist to conduct the phase one and two exploration work. However, Mr. Jobin-Bevans, the author of the geology report on the River Gold property, has indicated that subject to availability, he is prepared to conduct the exploration programs.

In the next 12 months, we also anticipate spending an additional $15,000 on administrative expenses, including fees payable in connection with the filing of this registration statement and complying with reporting obligations. These include accounting fees and expenses of $7,500, legal fees and expenses of $4,000, edgar filing fees of $2,000 and transfer agent fees of $1,500.

Total expenditures over the next 12 months are therefore expected to be $30,000.

While we have sufficient funds on hand to cover phase one exploration costs, we will require additional funding in order to complete the phase two exploration program and to cover all of our anticipated administrative expenses and to proceed with any subsequent exploration work on the River Gold property.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and from loans from our director. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses. We do not have any arrangements in place for any future equity financing. If we are unable to attract sufficient equity financing, Mr. Andrews has indicated that he is prepared to loan funds to us to cover anticipated expenses over the next 12 months. Our initiation of the phase one exploration program will not be contingent on raising additional capital.

Results Of Operations For Period Ending September 30, 2005

We did not earn any revenues during the period ending September 30, 2005. We incurred operating expenses in the amount of $13,216 for the six-month period ended September 30, 2005. This amount consisted of $4,224 in accounting and audit fees, $3,000 in donated management services, $2,530 in legal fees, $1,800 in donated rent expense, $1,468 in filing fees and bank charges of $194.

At September 30, 2005, we had cash on hand of $10,709 and liabilities of $4,785.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Mineral Properties

We charge all of our mineral property acquisition and exploration costs to operations as incurred. If, in the future, we determine that a mineral property in which we have an interest can be economically developed on the basis of established proven and probable reserves, we will capitalize the costs incurred to develop the property. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Item 3 Controls and Procedures
------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. This evaluation was conducted by Keith Andrews, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Keith Andrews, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.


SIGNATURES
----------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2005


Northern Way Resources, Inc.


/s/ Keith Andrews
------------------------------
Keith Andrews, President