Form 10QSB
period 2005-12-31
NEURO-HITECH PHARMACEUTICALS INC
filed 2006-02-17
CIK 1328511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE S-ECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 333-125699

NEURO-HITECH PHARMACEUTICALS, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	20-4121393
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

One Penn Plaza, Suite 2514, New York, NY 10119
(Address of principal executive offices)

(212) 798-8100
(Registrant's telephone number)

Northern Way Resources, Inc.
627 Moberly Road, Suite 601
Vancouver, British Columbia, Canada VBZ 4B3
Former Fiscal Year (March 31)
(Former Name, Former Address and Former Fiscal Year
If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: February 1, 2006

Common Stock	9,431,506
Class A Common Stock	100

Transitional Small Business Disclosure Format (check one):
Yes ☐  No ☒

EXPLANATORY NOTE

We are filing this Report on Form 10-QSB for the quarter ended December 31, 2005 to report information related to the business and operating results of Northern Way Resources, Inc. On January 24, 2006, we entered into an Agreement and Plan of Reorganization with Marco Hi-Tech JV, Ltd. (“Marco”). We acquired 100% of Marco’s outstanding stock in exchange for 6,164,006 shares of our common stock. The transaction will be accounted for as a recapitalization of Marco, with Marco as the acquirer. This Form 10-QSB does not contain the financial statements or the results of operations of Marco’s business. As a result of the transaction and a change in our fiscal year end to December 31, our next periodic report will be a report on Form 10-KSB for the period ended December 31, 2005 and will be filed by March 31, 2006. The Form 10-KSB will contain information related to the results of operations of Marco’s business. For additional information regarding the transaction and our new business, please refer to our current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2006, as amended.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHERN WAY RESOURCES, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2005

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

NORTHERN WAY RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	December 31,	March 31,
	2005	2005
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$3,622	$19,982

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$2,164	$5,642

STOCKHOLDERS’ EQUITY

Common stock (Note 4)
75,000,000 shares authorized, $0.001 par value,
7,572,250 shares outstanding	7,572	7,572
Additional paid-in capital	19,928	19,928
Donated capital	8,800	1,600
Deficit accumulated during the exploration stage	(34,842)	(14,760)

	1,458	14,340

	$3,622	$19,982

The accompanying notes are an integral part of these interim financial statements

NORTHERN WAY RESOURCES, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended December 31,	Nine months Ended December 31,	February 1, 2005 (Inception) to December 31,
	2005	2005	2005

EXPENSES
Accounting and audit fees	$1,928	$6,152	$9,794
Bank charges	38	232	250
Donated rent (Note 5)	900	2,700	3,300
Donated services (Note 5)	1,500	4,500	5,500
Filing	412	1,880	1,880
Legal	798	3,328	5,328
Office	190	190	190
Organizational costs	-	-	500
Mineral property costs (Note 3)	-	-	7,000
Transfer agent	1,100	1,100	1,100

Net loss for the period	$6,866	$20,082	$34,842

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	7,572,250	7,572,250

The accompanying notes are an integral part of these interim financial statements

NORTHERN WAY RESOURCES, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period February 1, 2005 (Inception) to December 31, 2005
(Unaudited)

			Additional		Deficit Accumulated During the
	Common Shares		Paid-in	Donated	Exploration
	Number	Par Value	Capital	Capital	Stage	Total

Capital stock issued for cash
- at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
- at $0.005	4,555,000	4,555	18,220	-	-	22,775
- at $0.10	17,250	17	1,708	-	-	1,725
Donated services and rent	-	-	-	1,600	-	1,600
Net loss for the period	-	-	-	-	(14,760)	(14,760)

Balance, March 31, 2005	7,572,250	7,572	19,928	1,600	(14,760)	14,340

Donated services and rent	-	-	-	7,200	-	7,200
Net loss for the period	-	-	-	-	(20,082)	(20,082)

Balance, December 31, 2005	7,572,250	$7,572	$19,928	$8,800	$(34,842)	$1,458

The accompanying notes are an integral part of these interim financial statements

NORTHERN WAY RESOURCES, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended December 31,	February 1, 2005 (Inception) to December 31,
	2005	2005

Cash flows from operating activities
Net loss for the period	$(20,082)	$(34,842)
Adjustments to reconcile net loss to net cash
from operating activities:
Non cash donated services and rent	7,200	8,800
Accounts payable and accrued liabilities	(3,478)	2,164

Net cash used in operating activities	(16,360)	(23,878)

Cash flow from financing activities
Capital stock issued	-	27,500

Net cash from financing activities	-	27,500

(Decrease) increase in cash during the period	(16,360)	3,622

Cash, beginning of the period	19,982	-

Cash, end of the period	$3,622	$3,622

Supplemental cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of these interim financial statements

NORTHERN WAY RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

Note 1	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on February 1, 2005 and is in the exploration stage. The Company has acquired a mineral property located in the Province of Ontario, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on the going concern basis of accounting. The Company has incurred initial losses since inception resulting in an accumulated deficit of $34,842 and further losses are anticipated in the development of its business raising doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management anticipates that funding for the Company’s operations for the next 12 months will be available through cash on hand, advances from the sole director or additional equity financing.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended March 31, 2005 included in the Company’s SB-2 Registration Statement filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary to make the interim financials not misleading, consisting solely of normal recurring adjustments, have been made.

Note 2	Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

NORTHERN WAY RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

Note 2	Summary of Significant Accounting Policies - (cont’d)

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as an exploration stage enterprise.

Mineral Property

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No.143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company’s financial position or results of operations. As at December 31, 2005, any potential costs relating to the retirement of the Company’s mineral property interest has not been determined.

Use of Estimates and Assumptions

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. It is management’s determination that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plans of action based on the then known facts.

NORTHERN WAY RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

Note 2	Summary of Significant Accounting Policies - (cont’d)

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2005 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

At December 31, 2005 there were no outstanding stock options or warrants.

Note 5	Related Party Transactions

The President provides management services and office premises to the Company. The services are valued by management at $500 per month and the office premises are valued by management at $300 per month. During the nine-month period ended December 31, 2005, donated services of $4,500 and donated rent expense of $2,700 were charged to operations. Related party transactions are recorded at exchange amounts.

Note 6	Subsequent Events

On January 24, 2006, the Company entered into an Agreement and Plan of Reorganization with Marco Hi-Tech JV, Ltd. (“Marco”). The Company acquired 100% of Marco’s outstanding stock in exchange for 6,164,006 shares of the Company’s common stock. The transaction will be accounted for as a recapitalization of Marco, with Marco as the acquirer. As a result of the transaction the Company’s subsequent financial statements will contain information related to the results of operations of the business of Marco.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Prior to January 17, 2006, our business plan was focused on proceeding with the exploration of the mineral property known as the River Gold claim to determine whether there were commercially exploitable reserves of gold, copper, nickel, platinum and/or palladium. We have since abandoned that business plan as a result of our merger with Marco Hi-Tech JV Ltd. that closed on January 24, 2006.

Our results of operation reported herein pertain to our predecessor business and have no relationship with our existing business or plans of operation. As a result of the merger and the change in our fiscal year end to December 31, our next periodic report will be a report on Form 10-KSB for the period ended December 31, 2005 and will be filed by March 31, 2006. The Form 10-KSB will contain information related to our new business and the corresponding operating results for the year ended December 31, 2005. For additional information regarding the merger and our new business, please refer to our current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2006, as amended.

Results of Operations for Period Ending December 31, 2005

We did not earn any revenues during the period ending December 31, 2005. As of December 31, 2005, we had not generated any revenue since inception from our predecessor business and were dependent upon obtaining financing to pursue exploration activities.

We incurred operating expenses in the amount of $6,866 and $20,082 for the three-month period and nine-month period ended December 31, 2005, respectively. This amount consisted of $1,928 in accounting and audit fees, $1,500 in donated management services, $798 in legal fees, $900 in donated rent expense, $412 in filing fees, $190 in office charges, a transfer agent fee of $1,100 and bank charges of $38 for the three-month period ended December 31, 2005. This amount consisted of $6,152 in accounting and audit fees, $4,500 in donated management services, $3,328 in legal fees, $2,700 in donated rent expense, $1,880 in filing fees, $190 in office expenses, a transfer agent fee of $1,100 and bank charges of $232 for the nine-month period ended December 31, 2005.

At December 31, 2005, we had cash on hand of $3,622 and liabilities of $2,164. As a result of the merger, a discussion of our cash requirements for the exploration of the River Gold claim has been omitted as we have abandoned that business plan.

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

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

There have been no significant changes during the quarter covered by this report in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

PART II  OTHER INFORMATION

Item 6. Exhibits.

Exhibit List

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neuro-Hitech Pharmaceuticals, Inc. (Registrant)

Date: February 17, 2006	/s/ Reuben Seltzer
Reuben Seltzer
President and Chief Executive Officer

Date: February 17, 2006	/s/ Nicholas LaRosa
Nicholas LaRosa
Chief Financial Officer