Form 10KSB
period 2005-12-31
NEURO-HITECH PHARMACEUTICALS INC
filed 2006-03-31
CIK 1328511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-125699

NEURO-HITECH PHARMACEUTICALS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	20-4121393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Penn Plaza, Suite 2514, New York, NY	10119
(Address of principal executive offices)	(Zip Code)

(212) 798-8100

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None.
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year. $208,343

State the issuer’s aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. Approximately $54.4 million as of March 27, 2006.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 27, 2006
Common Stock, $0.001 par value per share	9,431,256 shares
Class A Common Stock, $0.001 par value per share	100 shares

Transitional Small Business Disclosure Format (check one):   Yes ☐  No ☒

PART I.

Item 1. Description of Business.

Description of the Company

We are an early stage pharmaceutical company engaged in the development and commercialization Huperzine A (“HupA”) for a variety of degenerative neurological disorders. Through a collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”), formed in 1991 as a cooperative agreement between the National Institute of Aging and the University of California San Diego, for advancing the research of drugs for treating patients with Alzheimer’s disease (“AD”), the National Institutes of Health (“NIH”) and Georgetown University Medical Center (“Georgetown”), the Company has completed Phase I studies and is currently conducting Phase II clinical trials for HupA. HupA is a cholinesterase inhibitor that the Company believes may be effective in the treatment of AD and Mild Cognitive Impairment (“MCI”), although, to date, its efforts have been focused upon HupA’s effectiveness in AD.

History

We were originally formed on February 1, 2005, as Northern Way Resources, Inc., a Nevada corporation, for the purpose of acquiring exploration and early stage natural resource properties. On January 24, 2006, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among us, Marco Hi-Tech JV Ltd., a privately held New York corporation (“Marco”), and Marco Acquisition I, Inc., a newly formed wholly-owned Delaware subsidiary of ours (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), Acquisition Sub was merged with and into Marco, and Marco became a wholly-owned subsidiary of ours. The merger was consummated on that date and in connection with that merger, we changed our name to Neuro-Hitech Pharmaceuticals, Inc.

Pursuant to the Merger Agreement, at closing, shareholders of Marco received .5830332 shares of our Common Stock for each issued and outstanding share of Marco’s common stock, par value $.01 per share. As a result, at closing of the Merger, we issued 6,164,006 shares of our Common Stock to the former stockholders of Marco, which represented approximately 80% of our outstanding Common Stock following the Merger, in exchange for 100% of the outstanding capital stock of Marco.

All references to the “Company” for periods prior to the closing of the Merger refer to Marco, and references to the “Company” for periods subsequent to the closing of the Merger refer to Neuro-Hitech and its subsidiaries.

Marco was incorporated in the State of New York on December 11, 1996. Through 2005, Marco was focused primarily on licensing proprietary HupA technology from independent third-party developers and investigators, including the Mayo Foundation for Medical Education and Research in Rochester, Minnesota (the “Mayo Foundation”), and conducting analytical work and clinical trials of HupA, and until such time operated with no full-time employees and minimal internal resources. In addition, from time to time, Marco has imported and sold inventories of natural huperzine and other dietary supplement ingredients to vitamin and supplement suppliers to generate revenues. In 2005, Marco determined to raise additional capital to pursue additional approvals and undertake necessary studies for the development and commercialization of HupA, including securing rights to third-party transdermal patch technology.

After the Merger, the Company succeeded to the business of Marco as its sole line of business and adopted the name Neuro-Hitech Pharmaceuticals, Inc.

Description of the Business

AD and MCI

AD is a chronic neurodegenerative disorder characterized by a loss of cognitive ability, severe behavioral abnormalities, and ultimately death. MCI is a relatively new classification of memory disorder that is characterized by noticeable memory loss, but otherwise normal behavior. According to the Mayo Clinic, MCI converts to AD at a rate of 10 to 15% a year.

According to the ADCS there is no known cure for AD or MCI. However, for some people in the early and middle stages of the disease, the drugs donepezil (Aricept®), rivastigmine (Exelon®), or galantamine (Razadyne®, previously known as Reminyl®) may help prevent some symptoms from becoming worse for a limited time. Another drug, memantine (Namenda®), has been approved to treat moderate to severe AD, although it also is limited in its effects. Also, some medicines may help control behavioral symptoms of AD such as sleeplessness, agitation, wandering, anxiety, and depression. Treating these symptoms often makes patients more comfortable and makes their care easier for caregivers.

Huperzine A

HupA is a compound that is used in China as a prescription drug for treating AD and other forms of dementia. The Company has sought to identify and license HupA compounds for approval as HupA drugs.

Both pre-clinical and animal and human clinical studies using United States Food and Drug Administration (“FDA”) and other protocol end points conducted both in China and in the U.S. suggest that HupA:

•	may prove to be more efficacious in improving cognitive function in patients suffering from dementia than the other currently approved drugs for early and middle stage AD;
•	may have significantly longer inhibitory action at lower doses than the other approved drugs for early and middle stage AD;
•	may prove to not induce the unpleasant side effects resulting from use of other approved drugs for early and middle stage AD;
•	may be effective not only in increasing the brain’s acetylcholine levels, but also levels of other important neurotransmitters such as dopamine and noradrenaline;
•	may have high oral bioavailability, and good penetration through the blood-brain barrier; and
•	may exhibit neuroprotective properties, and may significantly decrease neuronal cell death due to glutamate-induced excitotoxicity.

Although not being pursued by the Company at this time, Chinese clinical studies have indicated that HupA may also have potential in the treatment of myasthenia gravis, a progressive autoimmune disease resulting in neuromuscular failure, which, untreated can lead to blindness and death from respiratory failure. In a 1986 study by Y.S. Cheng et al., it was shown that HupA controlled the clinical manifestations of the disease in 99% of the 128 patients treated. Additional research at the Walter Reed Institute of Research indicates that HupA may also have application as a nerve gas antidote.

Licenses/Patents

The Company holds an exclusive license for two composition of matter patents and four process patents for Racemic Huperzine A, HupA and their analogues and derivatives from the Mayo Foundation. The Company holds licenses from the Mayo Foundation under the following patents: United States Patent Nos. 4,929,731, 5,104,880, 5,106,979, 5,547,960, 5,663,344, 5,869,672.

The Company has an exclusive worldwide license to the four patents pursuant to a Technology License Contract with the Mayo Foundation (the “Mayo Licensing Agreement”) and rights to patents or future developments. The Company made an initial, nonrefundable royalty payment of $82,500 when it entered into the Mayo Licensing Agreement in 1997 and upon filing of an investigational new drug application (IND) the Company paid $25,000 to Mayo in 2002, and will be required to make, once FDA approval is received, quarterly royalty payments of 5% of net sales of the Licensed Products and 1% of net sales of any Natural Products (as such terms are defined in the Mayo Licensing Agreement) sold by the Company prior to May 29, 2007, with a minimum annual royalty of $300,000. The Company is also obligated to make certain maintenance and milestone royalties payments. Prior to obtaining FDA approval of a Licensed or a Natural Product the Company is obligated to pay the Mayo Foundation $10,000 annually. The Company also has an option to license any patents that issue as a result of continuations, continuations-in-part, divisional or foreign applications filed based on the licensed patent upon payment of $15,000. The Mayo Foundation has the option under the Mayo Licensing Agreement to purchase products from the Company at a 30% discount to market.

Strategy

The Company’s strategy is to make HupA available in both oral and transdermal form. The Company believes that HupA can effectively be delivered transdermally because of its low dosage requirement and low molecular weight.

The Company’s primary focus is completing the Phase II clinical trial for HupA in conjunction with Georgetown University Medical Center (“Georgetown”) and the ADCS. The Company presently anticipates that this phase will be completed in the fourth quarter of 2006, with data compilation expected to be completed in the first quarter of 2007, subject to the study recruitment level. In December 2003, the Company entered into a clinical research agreement, which was amended in November 2005, with Georgetown pursuant to which Georgetown will provide the Company with Phase II research. The costs associated with this agreement total $3,146,667 and will be partially funded by the National Institutes of Health. Our portion of the total cost is $1,846,667 and payable in installments upon the achievement of certain milestones. Our portion of the total cost would increase if the total cost of the program was increased at our election. This agreement may be terminated by either party upon 30 days notice and expires on August 31, 2007.

On February 1, 2006, the Company entered into an exclusive development agreement (the “Development Agreement”) with Org Syn Laboratory, Inc. (“Org Syn”) for the development by Org Syn of synthetic HupA. Under the terms of the Development Agreement, Org Syn received an aggregate of $175,894 upon the execution of the Development Agreement, $175,916 six months from the execution date and an additional $67,664 seven months from the execution date (subject to the achievement of certain milestones) for services rendered under the Development Agreement. The Development Agreement may be terminated by the Company if Org Syn fails to achieve certain stated milestones.

On March 15, 2006, the Company entered into a development agreement with Xel Herbaceuticals, Inc. (“XEL”) for XEL to develop a HupA Transdermal Delivery System (“Delivery Product”). Under the terms of the agreement, the Company paid XEL a $250,000 fee upon the execution of the agreement and will pay XEL $92,500 per month during the development of the Delivery Product, which development is estimated to take approximately 16 months. The monthly payment is subject to quarterly adjustment and subject to a limit on aggregate development cost overruns of $250,000. XEL has agreed to pay any cost overruns in excess of $250,000. The Company and XEL intend to seek domestic and foreign patent protection for the Delivery Product.

If the Company elects to exercise its right to license the Delivery Product in the United States and Canada (“North America”) and to develop the Delivery Product on its own, the Company will pay XEL an initial license fee of $400,000 and up to an aggregate of $2.4 million in additional payments upon the achievement of certain milestones, including completion of a prototype, initial submission to the FDA, completion of phases of clinical studies and completion of the FDA submission and FDA approval. Similarly, if the Company elects to exercise its option to license the Delivery Product worldwide excluding China, Taiwan, Hong Kong, Macau and Singapore (“Worldwide”), and develop the Delivery Product on its own, the Company will pay XEL an additional initial license fee of $400,000 and up to an aggregate of $2.4 million in additional payments upon the achievement of comparable milestones. If XEL fails to obtain a U.S. or international patent, the corresponding license fee and milestone payments will be reduced by 50% until such time as XEL obtains such patent, at which time the unpaid 50% of all such milestone payments previously not made will be due.

The Company will also be obligated to pay XEL royalty payments of between 7% and 10% of net sales, with such royalty payments subject to reduction upon the expiration of the patent or the launch of a generic product in the applicable territory. If a patent has not been issued in either the United States or Canada, the royalty payments will be subject to reduced rates of between 3% and 5% of net sales. Royalty payments for sales in the Worldwide territory will be subject to good faith negotiations between the parties.

If the Company exercises its right to license the Delivery Product in North America and to develop the Delivery Product with a third party, the Company will pay XEL 50% of any initial signing fees and milestone fees (excluding any research and development fees) paid by such third party. Similarly, in the event that the Company decides to exercise its option to license the Delivery Product Worldwide and to develop the Delivery Product with a third party, the Company will pay XEL 50% of any initial signing fees and milestone fees (excluding any research and development fees) paid by such third party. If XEL fails to obtain a U.S. or international patent, the percentage of the corresponding fees will be reduced to 25%. The Company will pay XEL 20% of any royalty payments received by the Company from third-party sublicensees or if the Delivery Product is not protected by at least one patent, 10% of any royalty received by the Company from sublicensees.

If the Company elects not to exercise its right to license the Delivery Product and XEL elects to further develop the Delivery Product without the Company, XEL will be obligated to pay the Company 30% of any net profits realized up to a maximum of two times the amount paid by the Company to XEL during development, excluding the initial $250,000 signing fee. Upon such election, XEL will be entitled to full ownership of the intellectual property of the Delivery Product. If the Company elects to exercise its rights to license the Delivery Product in North America, but not Worldwide, XEL will have certain rights to obtain intellectual property protection in any country outside North America upon payment to the Company for such rights, such fees to be negotiated in good faith by the parties.

The Company currently intends to focus upon the development of collaborative, joint and strategic alliances and licensing arrangements with various pharmaceutical companies for marketing the Company’s products once FDA approval is obtained, although there can be no assurance that FDA approval will be obtained. The Company presently believes the estimated additional costs to bring the product to market as an oral dose drug, after completing two Phase III clinical trials, will be substantial and no assurances as to future cost can be made.  Upon obtaining FDA approval for HupA, it is anticipated that the Company’s collaborative partners, if the Company is successful in obtaining collaborative partners, will be primarily responsible for the sale and distribution of HupA products. Efforts will be made to reach licensing agreements with collaborative partners to participate in earlier phases of the drug development process for the Company’s products, reducing the need for it to obtain financing for the additional development costs. This strategy may enable the Company to gain access to the marketing expertise and resources of the Company’s potential partners and to lower its capital requirements.

Although the Company’s primary focus is the commercialization of HupA, the Company also investigates and considers other drugs and compounds with neurological applications.

Marketing

According to the ADCS, AD is both the most common cause of dementia and the fourth leading cause of death in the industrialized world, affecting approximately one in five persons over the age of 80 years. Currently, AD afflicts some 4.5 million Americans, including approximately 5% of the U.S. population between the ages of 65 and 74, and nearly half of those over 85. According to the ACDS, the annual cost of caring for those with AD is in excess of $100 billion in the United States alone. Finding a way to delay the onset of symptoms by five years may reduce by half the number afflicted, with a corresponding savings in cost.

In addition to the market for AD, compounds such as HupA may provide potential benefits to patients diagnosed with MCI by slowing down the advent of AD or other forms of dementia. According to the Mayo Clinic, MCI afflicts up to 20% of the non-demented population over 65.

A marketing study funded by the Company has shown that patient compliance is a crucial factor in determining patient and doctor choice in choosing a medication for AD. Often it is the responsibility of a caregiver to remind the patient to take the orally given medications. Recognizing this, the Company hopes to develop and license a multi-day transdermal patch, which, if successfully realized, will be able to be applied to the patient for more than one day. The Company believes that some advantages of a transdermal delivery may include:

•	avoidance of first-pass metabolism; better control of drug and metabolite plasma levels leading to improved therapy with reduced side effects;
•	avoidance of non-compliance resulting, for example, from patients forgetting to take the medication; and
•	improved quality of life for caregiver who only needs to replace the patch up to once per week.

Research and Development

The Company spent approximately $678,798, $494,633 and $243,010 in the fiscal years ended December 2005, 2004 and 2003, respectively, on research and development.

Manufacturing and Raw Materials

The Company does not have, and does not intend to establish, manufacturing facilities to produce its product candidates in the near or mid-term. The Company plans to control capital expenditures by using contract manufacturers to produce product candidates. It is the Company’s belief that there are a sufficient number of high quality GLP (Good Laboratory Practice) and GMP (Good Manufacturing Practice) contract manufacturers available, and the Company has had discussions and in some instances established relationships to fulfill its production needs for research and clinical use.

The manufacturer of Neuro-Hitech’s product candidates or any future product, whether done by third-party contractors as planned or internally, will be subject to rigorous regulations, including the need to comply with the FDA’s current GMP standards. As part of obtaining FDA approval for each product, each of the manufacturing facilities must be inspected, approved by and registered with the FDA. In addition to obtaining FDA approval of the prospective manufacturer’s quality control and manufacturing procedures, domestic and foreign manufacturing facilities are subject to periodic inspection by the FDA and/or foreign regulatory authorities.

The Company currently attempts to manage the risk associated with sole-sourced raw materials by active inventory management. A material shortage, contamination, and/or recall could adversely affect the manufacturing of the Company’s products.

Government Regulation

The research and development, manufacture and marketing of controlled-release pharmaceuticals are subject to regulation by U.S., Canadian and foreign governmental authorities and agencies. Such national agencies and other federal, state, provincial and local entities regulate the testing, manufacturing, safety and promotion of the Company’s products. Regulations applicable to the Company’s products may change as the currently limited number of approved controlled-release products increases and regulators acquire additional experience in this area.

United States Regulation

New Drug Application

The Company will be required by the FDA to comply with New Drug Application (“NDA”) procedures for its products prior to commencement of marketing by the Company or the Company’s licensees. New drug compounds and new formulations for existing drug compounds are subject to NDA procedures. These procedures include (a) preclinical laboratory and animal toxicology tests; (b) scaling and testing of production batches; (c) submission of an investigational new drug application (“IND”), and subsequent approval is required before any human clinical trials can commence; (d) adequate and well controlled replicate human clinical trials to establish the safety and efficacy of the drug for its intended indication; (e) the submission of an NDA to the FDA; and (f) FDA approval of an NDA prior to any commercial sale or shipment of the product, including pre-approval and post-approval inspections of its manufacturing and testing facilities. If all of these data in the product application is owned by the applicant, the FDA will issue its approval without regard to patent rights that might be infringed or exclusivity periods that would affect the FDA’s ability to grant an approval if the application relied upon data which the applicant did not own. The Company currently intends to generate all data necessary to support FDA approval of the applications the Company files.

Preclinical laboratory and animal toxicology tests may have to be performed to assess the safety and potential efficacy of the product. The results of these preclinical tests, together with information regarding the methods of manufacture of the products and quality control testing, are then submitted to the FDA as part of an IND requesting authorization to initiate human clinical trials. Once the IND notice period has expired, clinical trials may be initiated, unless a hold on clinical trials has been issued by the FDA.

Clinical trials involve the administration of a pharmaceutical product to individuals under the supervision of qualified medical investigators that are experienced in conducting studies under “Good Clinical Practice” guidelines. Clinical studies are conducted in accordance with protocols that detail the objectives of a study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA and to an Institutional Review Board prior to the commencement of each clinical trial. Clinical studies are typically conducted in three sequential phases, which may overlap. In Phase I, the initial introduction of the product into human subjects, the compound is tested for absorption, safety, dosage, tolerance, metabolic interaction, distribution, and excretion. Phase II involves studies in a limited patient population with the disease to be treated to (1) determine the efficacy of the product for specific targeted indications, (2) determine optimal dosage and (3) identify possible adverse effects and safety risks. In the event Phase II evaluations demonstrate that a pharmaceutical product is effective and has an acceptable safety profile, Phase III clinical trials are undertaken to further evaluate clinical efficacy of the product and to further test its safety within an expanded patient population at geographically dispersed clinical study sites. Periodic reports on the clinical investigations are required.

The Company, or the FDA, may suspend clinical trials at any time if it is believed that clinical subjects may be exposed to unacceptable health risks. The results of the product development, analytical laboratory studies and clinical studies are submitted to the FDA as part of an NDA for approval of the marketing and commercialization of a pharmaceutical product.

In certain companies where the objective is to develop a generic version of an approved product already on the market in controlled-release dosages, an Abbreviated New Drug Application (“ANDA”) may be filed in lieu of filing an NDA. Under the ANDA procedure, the FDA waives the requirement to submit complete reports of preclinical and clinical studies of safety and efficacy and instead requires the submission of bio-equivalency data, that is, demonstration that the generic drug produces the same effect in the body as its brand-name counterpart and has the same pharmacokinetic profile, or change in blood concentration over time. The advantages of an ANDA over an NDA include reduced research and development costs associated with bringing a product to market, and generally a shorter review and approval time at the FDA. This procedure is not available to the Company’s planned products but might be available to the Company’s competitors if the Company receives FDA approval for one or more of its products.

Exclusivity Issues

Under U.S. law, the expiration of a patent on a drug compound does not create a right to make, use or sell that compound. There may be additional patents relating to a person’s proposed manufacture, use or sale of a product that could potentially prohibit such person’s proposed commercialization of a drug compound.

The Food Drug and Cosmetic Act (“FDC”) contains non-patent market exclusivity provisions that offer protection to pioneer drug products and are independent of any patent coverage that might also apply. Five years of exclusivity are granted to the first approval of a “new chemical entity.” Three years of exclusivity may apply to products which are not new chemical entities, but for which new clinical investigations are essential to the approval. For example, a new indication for use, or a new dosage strength of a previously approved product, may be entitled to exclusivity, but only with respect to that indication or dosage strength. Exclusivity only offers protection against a competitor entering the market via the ANDA route, and does not operate against a competitor that generates all of its own data and submits a full NDA.

If applicable regulatory criteria are not satisfied, the FDA may deny approval of an NDA or an ANDA or may require additional testing. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. The FDA may require further testing and surveillance programs to monitor the pharmaceutical product that has been commercialized. Noncompliance with applicable requirements can result in additional penalties, including product seizures, injunction actions and criminal prosecutions.

Additional Regulatory Considerations

Sales of the Company’s products by licensees outside the United States and Canada are subject to regulatory requirements governing the testing, registration and marketing of pharmaceuticals, which vary widely from country to country.

In addition to the regulatory approval process, pharmaceutical companies are subject to regulations under provincial, state and federal law, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other present and future local, provincial, state, federal and foreign regulations, including possible future regulations of the pharmaceutical industry. The Company believes that it is in compliance in all material respects with such regulations as are currently in effect.

Environmental Laws

The Company is subject to comprehensive federal, state, and provincial environmental laws and regulations that govern, among other things, air polluting emissions, waste water discharges, solid and hazardous waste disposal, and the remediation of contamination associated with current or past generation handling and disposal activities, including the past practices of corporations as to which the Company is the successor. The Company does not expect that compliance with such environmental laws will have a material effect on its capital expenditures, earnings or competitive position in the foreseeable future. There can be no assurance, however, that future changes in environmental laws or regulations, administrative actions or enforcement actions, or remediation obligations arising under environmental laws will not drain the Company’s capital expenditures, and affect its earnings or competitive position.

Competition

The Company seeks to develop and market (either on its own or by license to third parties) proprietary pharmaceutical products based on HupA. The Company’s competition consists of those companies which develop drugs to treat AD, MCI and other forms of dementia, and companies that develop AD and MCI drugs and drug delivery systems for theses drugs.

In recent years, research into AD and MCI has increased as the population ages. An increasing number of pharmaceutical companies are interested in the development and commercialization of products that treat these diseases. The Company also expects that competition in the field of drug delivery will significantly increase in the future since smaller specialized research and development companies are beginning to concentrate on this aspect of the business. For each area, some of the major pharmaceutical companies have invested and are continuing to invest significant resources in the development of these products, and some have invested funds in specialized drug delivery companies.

Other companies may develop new drug formulations and products for AD or MCI, or may improve existing drug formulations and products more efficiently than the Company can. In addition, almost all of the Company’s competitors have vastly greater resources than the Company does. While the Company’s product development capabilities and exclusive patent licenses may help it maintain a market position in the field of drug delivery, there can be no assurance that others will not be able to develop these capabilities, or alternative technologies outside the scope of the Company’s patents, if any, or that even if patent protection is obtained, these patents will not be successfully challenged in the future.

Employees

As of March 27, 2006, the Company had no full-time employees and its activities were directed by the efforts of Reuben Seltzer and Alan Kestenbaum and several part-time personnel. Messrs. Seltzer and Kestenbaum, and other personnel, are primarily employed by other organizations and will continue to participate on a part-time basis and will not devote full-time efforts to the affairs of the Company for the foreseeable future. The Company may hire several full-time employees to be engaged in administration, research and development.

Corporate Information

  The Company’s corporate headquarters are located at One Penn Plaza, New York, NY 10119. The Company’s telephone number is (212) 798-8100, and its fax number is (212) 798-8183.

Risk Factors

Investing in the Company’s common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Annual Report on Form 10-KSB, before purchasing shares of the Company’s common stock. There are numerous and varied risks, known and unknown, that may prevent the Company from achieving its goals. The risks described below are not the only ones the Company will face. If any of these risks actually occur, the Company’s business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of the Company’s common stock could decline and investors in the Company’s common stock could lose all or part of their investment.

Risks Related to the Company and the Company’s Business

The failure to complete development of HupA, obtain government approvals, including required FDA approvals, or to comply with ongoing governmental regulations could delay or limit introduction of proposed products and result in failure to achieve revenues or maintain the Company’s ongoing business.

The Company’s research and development activities, and the manufacture and marketing of its intended products, are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA clearance to market the Company’s proposed products, the Company will have to demonstrate that its products are safe and effective on the patient population and for the diseases that are to be treated. Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The FDA and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources.

In order to be commercially viable, the Company must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute its technologies. For each drug the Company must successfully meet a number of critical developmental milestones, including:

•	demonstrate benefit from each specific drug technology,

•	demonstrate through pre clinical and clinical trials that the drug and patient specific therapy is safe and effective, and

•	establish a viable Good Manufacturing Process capable of potential scale up.

The time frame necessary to achieve these developmental milestones may be long and uncertain, and the Company may not successfully complete these milestones for any of its intended products in development.

In addition to the risks previously discussed, HupA is subject to additional developmental risks which include the following:

•	the uncertainties arising from the rapidly growing scientific aspects of drug therapies and potential treatments,

•	uncertainties arising as a result of the broad array of potential treatments related to neurological disease, and

•	anticipated expense and time believed to be associated with the development and regulatory approval of treatments for neurological disease.

In order to conduct clinical trials that are necessary to obtain approval by the FDA to market a product, it is necessary to receive clearance from the FDA to conduct such clinical trials. The FDA can halt clinical trials at any time for safety reasons or because the Company or its clinical investigators do not follow the FDA’s requirements for conducting clinical trials. If the Company is unable to receive clearance to conduct clinical trials or the trials are halted by the FDA, the Company would not be able to achieve any revenue from such product, as it is illegal to sell any drug or medical device for human consumption without FDA approval.

Data obtained from clinical trials is susceptible to varying interpretations, which could delay, limit or prevent regulatory clearances.

Data already obtained, or in the future obtained, from pre clinical studies and clinical trials (as of the date of this Annual Report Phase II clinical trials of HupA have been undertaken) do not necessarily predict the results that will be obtained from later pre clinical studies and clinical trials. Moreover, pre-clinical and clinical data is susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The Company is also not able to assure that the results of the tests already conducted will be consistent with prior observations or support the Company’s applications for regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of a potential drug, resulting in delays to commercialization, and could materially harm the Company’s business. The Company’s clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for the Company’s drugs, and thus its proposed drugs may not be approved for marketing. Even after approval, further studies could result in withdrawal of FDA and other regulatory approvals and voluntary or involuntary withdrawal of products from the market.

The Company may encounter delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of development, clinical trials and FDA regulatory review. The Company may encounter similar delays in foreign countries. Sales of the Company’s products outside the U.S. would be subject to foreign regulatory approvals that vary from country to country. The time required to obtain approvals from foreign countries may be shorter or longer than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements. The Company may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities, and even if obtained, such approvals may not be on a timely basis, or they may not cover the uses that the Company requests.

In the future, the Company may select drugs which may contain controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. For such drugs containing controlled substances, the Company and any suppliers, manufacturers, contractors, customers and distributors may be required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, prescription and procurement quotas, record keeping, reporting, handling, shipment and disposal. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude the Company from developing and commercializing drugs containing controlled substances and subject the Company to enforcement action. In addition, because of their restrictive nature, these regulations could limit the Company’s commercialization of drugs containing controlled substances.

As a result, the Company’s drug and technology research program may be curtailed, redirected or eliminated at any time.

Because the Company has accumulated deficits in the research and development of HupA since inception, there is no guarantee that the Company will ever become profitable even if one or more of the Company’s drugs are approved for commercialization.

Since inception the Company has recorded operating losses. As of December 31, 2005, the Company had a stockholder’s equity of approximately $(49,526) and an accumulated deficit of approximately $(2,626,445). In addition, the Company expects to incur increasing operating losses over the next several years as the Company continues to incur increasing costs for research and development and clinical trials, compliance with governmental regulations and in other development activities. The Company’s ability to generate revenue and achieve profitability depends upon its ability, alone or with others, to complete the development of its proposed products, obtain the required regulatory approvals and manufacture, market and sell its proposed products. Development is costly and requires significant investment. In addition, the Company may choose to license rights to particular drugs. The license fees for such drugs may increase the Company’s costs.

The Company has not generated any revenue from the commercial sale of its proposed products in development or any drugs and do not expect to receive such revenue in the near future. The Company’s primary activity to date has been research and development. Revenues to date are primarily from sales of inventory of imported huperzine, which may be continued by the Company, but which may be reduced or eliminated entirely as the Company refocuses its efforts on drug development and approval.

A substantial portion of the research results and observations on which the Company relies were performed by third-parties at those parties’ facilities, cost and expense. The Company cannot be certain as to when or whether to anticipate commercializing and marketing its proposed products in development, and do not expect to generate sufficient revenues from proposed product sales to cover its expenses or achieve profitability in the near future.

The Company has limited cash available, and the Company may not have sufficient cash to continue its business operations.

As of March 27, 2006 the Company had approximately $4.2 million in cash and cash equivalents which reflects the completion of a private placement in January 2006. Prior to the closing of the private placement, the Company had $90,606 in cash and cash equivalents at December 31, 2005. For the year ended December 31, 2005, the Company’s net losses were $954,841, and its accumulated deficit was $(2,626,445). Moreover, the Company expects this rate to increase in future months as the Company engages in further expenditures to develop its business infrastructure and pursue its business plan. Presently, the Company expects that its available cash, cash equivalents and interest income, are sufficient to meet its operating expenses and capital requirements for a period of at least twelve months, however, if the Company fails to raise additional capital it may not have sufficient cash to meet its operating expenses and capital requirements in the future. Even with additional capital, the Company may not be able to execute its current business plan and fund business operations long enough to achieve positive cash flow. Furthermore, the Company may be forced to reduce its expenses and cash expenditures to a material extent, which would impair the Company’s ability to execute its business operations.

Acceptance of the Company’s products in the marketplace is uncertain and failure to achieve market acceptance will prevent or delay its ability to generate revenues.

The Company’s future financial performance will depend, at least in part, upon the introduction and acceptance of the Company’s proposed HupA products by physicians, patients, payors and the broader medical community. Even if approved for marketing by the necessary regulatory authorities, the Company’s products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

•	the receipt of regulatory clearance of marketing claims for the uses that the Company is developing;

•	the establishment and demonstration of the advantages, safety and efficacy of HupA;

•	pricing and reimbursement policies of government and third party payors such as insurance companies, health maintenance organizations and other health plan administrators;

•	the Company’s ability to attract corporate partners, including pharmaceutical companies, to assist in commercializing the Company’s intended products; and

•	the Company’s ability to market its products.

The Company may face costly and time consuming litigation from third parties which claim that the Company’s products infringe on their intellectual property rights, particularly because there is substantial uncertainty about the validity and breadth of medical patents.

There is significant litigation in the biotechnology field regarding patents and other intellectual property rights. Biotechnology companies of roughly the Company’s size and financial position have gone out of business after fighting and losing an infringement battle. The Company may be exposed to future litigation by third parties based on claims that the Company’s technologies, products or activities infringe the intellectual property rights of others or that the Company has misappropriated the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents and the breadth and scope of trade secret protection involve complex legal and factual questions for which important legal principles are unresolved. In particular, there are many patents relating to specific genes, nucleic acids, polypeptides or the uses thereof to treat Alzheimer’s disease and other central nervous system diseases. Some of these may encompass genes or polypeptides that the Company utilizes in its drug development activities. Any litigation or claims against the Company, whether or not valid, could result in substantial costs, could place a significant strain on the Company’s financial and managerial resources and could harm the Company’s reputation. Most of the Company’s license agreements would likely require that the Company pay the costs associated with defending this type of litigation. In addition, intellectual property litigation or claims could force the Company to do one or more of the following:

•
cease selling, incorporating or using any of the Company’s HupA products and/or products that incorporate the challenged intellectual property, which would adversely affect the Company’s future revenue;

•	pay significant damages and the patentee could prevent the Company from using the patented genes or polypeptides for the identification or development of drug compounds;

•	obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or

•	redesign the Company’s products, which would be costly and time consuming.

As of March 27, 2006, the Company has not engaged in discussions, received any communications, nor does the Company have any reason to believe that any third party is challenging or has the proper legal authority to challenge the Company’s intellectual property rights or those of the actual patent holders, or the Company’s licenses.

If the Company is unable to adequately protect or enforce its rights to intellectual property or secure rights to third party patents, the Company may lose valuable rights, experience reduced market share, assuming any, or incur costly litigation to protect such rights.

The Company’s ability to obtain licenses to patents, apply for new patents on a HupA product, maintain trade secret protection and operate without infringing the proprietary rights of others will be important to its commercializing any products under development. Therefore, any disruption in access to the technology could substantially delay the development of HupA.

The patent positions of biotechnology and pharmaceutical companies, including ours, which also involve licensing agreements, are frequently uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, the Company’s patent applications and any issued and licensed patents may not provide protection against competitive technologies or may be held invalid if challenged or circumvented. The Company’s competitors may also independently develop drug technologies or products similar to the Company’s or design around or otherwise circumvent patents issued or licensed to the Company. In addition, the laws of some foreign countries may not protect the Company’s proprietary rights to the same extent as U.S. law.

The Company also relies upon trade secrets, technical know how and continuing technological innovation to develop and maintain the Company’s competitive position. The Company generally will seek to require its employees, consultants, advisors and collaborators to execute appropriate confidentiality and assignment of inventions agreements. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual’s relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances, and that all inventions arising out of the individual’s relationship with the Company shall be the its exclusive property. These agreements may be breached, or unavailable, and in some instances, the Company may not have an appropriate remedy available for breach of the agreements. Furthermore, the Company’s competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer the Company’s information and techniques, or otherwise gain access to its proprietary technology. The Company may be unable to meaningfully protect its rights in trade secrets, technical know how and other non patented technology.

Although the Company’s trade secrets and technical know how are important, the Company’s continued access to the patents and ability to develop, and apply for, new patents is a significant factor in the development and commercialization of HupA. Aside from the general body of scientific knowledge from other drug processes and technology, these patents and processes, to the best of the Company’s knowledge and based upon its current scientific data, are the only intellectual property necessary to develop its proposed drugs. The Company does not believe that it is or will be knowingly violating any other patents in developing HupA.

The Company may have to resort to litigation to protect its rights for certain intellectual property, or to determine their scope, validity or enforceability.

Enforcing or defending the Company’s rights is expensive, could cause diversion of its resources and may not prove successful. Any failure to enforce or protect the Company’s rights could cause it to lose the ability to exclude others from using HupA or to develop or sell competing products.

The Company may rely on third party contract research organizations, service providers and suppliers to support development and clinical testing of its products.

Failure of any of these contractors to provide the required services in a timely manner or on reasonable commercial terms could materially delay the development and approval of the Company’s products, increase its expenses and materially harm its business, financial condition and results of operations.

Key components of the Company’s drug technologies may be provided by sole or limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs.

Certain components used in the Company’s research and development activities such as naturally occurring or synthetic Huperzine are currently purchased from a single or a limited number of sources primarily located in China in the case of naturally occurring supplies. The reliance on a sole or limited number of suppliers could result in:

•	potential delays associated with research and development and clinical and pre clinical trials due to an inability to timely obtain a single or limited source component;

•	potential inability to timely obtain an adequate supply; and

•	potential of reduced control over pricing, quality and timely delivery.

The Company does not have long-term agreements with any of its suppliers, and therefore the supply of a particular component could be terminated without penalty to the supplier. Any interruption in the supply of components could cause the Company to seek alternative sources of supply or manufacture these components internally. If the supply of any components is interrupted, components from alternative suppliers may not be available in sufficient volumes within required timeframes, if at all, to meet the Company’s needs. This could delay the Company’s ability to complete clinical trials, obtain approval for commercialization or commence marketing, or cause the Company to lose sales, incur additional costs, delay new product introductions or harm the Company’s reputation. Further, components from a new supplier may not be identical to those provided by the original supplier. Such differences if they exist could affect product formulations or the safety and effect of the Company’s products that are being developed and delay regulatory approvals.

Due to the Company’s limited marketing, sales and distribution experience, the Company may be unsuccessful in its efforts to sell its products, enter into relationships with third parties or develop a direct sales organization.

The Company has yet to establish marketing, sales or distribution capabilities for its proposed products. Until such time as the Company’s products are further along in the regulatory process, the Company will not devote meaningful time and resources to this effort. At the appropriate time, the Company intends to enter into agreements with third parties to sell its products or the Company may develop its own sales and marketing force. The Company may be unable to establish or maintain third party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with the Company’s competitors.

If the Company does not enter into relationships with third parties for the sales and marketing of its products, the Company will need to develop its own sales and marketing capabilities. The Company has limited experience in developing, training or managing a sales force. If the Company chooses to establish a direct sales force, the Company may incur substantial additional expenses in developing, training and managing such an organization. The Company may be unable to build a sales force on a cost effective basis or at all. Any such direct marketing and sales efforts may prove to be unsuccessful. In addition, the Company will compete with many other companies that currently have extensive marketing and sales operations. The Company’s marketing and sales efforts may be unable to compete against these other companies. The Company may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all.

The Company may be unable to engage qualified distributors. Even if engaged, these distributors may:

•	fail to satisfy financial or contractual obligations to the Company;

•	fail to adequately market the Company’s products;

•	cease operations with little or no notice; or

•	offer, design, manufacture or promote competing products.

If the Company fails to develop sales, marketing and distribution channels, the Company would experience delays in product sales and incur increased costs, which would harm the Company’s financial results. If the Company is unable to convince physicians as to the benefits of its intended products, it may incur delays or additional expense in its attempt to establish market acceptance.

Broad use of the Company’s drug technology may require physicians to be informed regarding its intended products and the intended benefits. The time and cost of such an educational process may be substantial. Inability to successfully carry out this physician education process may adversely affect market acceptance of the Company’s products. The Company may be unable to timely educate physicians regarding its intended products in sufficient numbers to achieve the Company’s marketing plans or to achieve product acceptance. Any delay in physician education may materially delay or reduce demand for the Company’s products. In addition, the Company may expend significant funds towards physician education before any acceptance or demand for the Company’s products is created, if at all.

The Company will require additional funding which will be significant and may have difficulty raising needed capital in the future because of its limited operating history and business risks associated with HupA.

The Company’s business currently does not generate significant revenue from the Company’s proposed products and its limited revenue may not be sufficient to meet its future capital requirements. The Company does not know when, or if, this will change. The Company has expended and will continue to expend substantial funds in the research, development and clinical and pre clinical testing of its drug technology. The Company will require additional funds to conduct research and development, establish and conduct clinical and pre clinical trials, establish commercial scale manufacturing arrangements and to provide for the marketing and distribution of its products. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable from any available source, the Company may have to delay, reduce the scope of or eliminate one or more of its research or development programs or product launches or marketing efforts which may materially harm the Company’s business, financial condition and results of operations.

The Company’s long term capital requirements are expected to depend on many factors, including:

•	the number of potential products and technologies in development;

•	continued progress and cost of the Company’s research and development programs;

•	progress with pre clinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory clearance;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	costs of developing sales, marketing and distribution channels and the Company’s ability to sell its drugs;

•	costs involved in establishing manufacturing capabilities for clinical trial and commercial quantities of the Company’s drugs;

•	competing technological and market developments;

•	market acceptance or the Company’s products;

•	costs for recruiting and retaining management, employees and consultants; and

•	costs for training physicians.

The Company may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. In the near future, the Company may seek to raise any necessary additional funds through the exercising of warrants, equity or debt financings, collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders or otherwise have a material effect on the Company’s current or future business prospects. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, the Company may have to relinquish economic and/or proprietary rights to some of the Company’s technologies or products under development that the Company would otherwise seek to develop or commercialize by itself. If adequate funds are not available, the Company may be required to significantly reduce or refocus its development efforts with regards to its drug technology, compounds and drugs.

The market for the Company’s products is rapidly changing and competitive, and new drug mechanisms, drug technologies, new therapeutics, new drugs and new treatments which may be developed by others could impair the Company’s ability to maintain and grow its business and remain competitive.

The pharmaceutical and biotechnology industries are subject to rapid and substantial technological change. Developments by others may render the Company’s technologies and intended products noncompetitive or obsolete, or the Company may be unable to keep pace with technological developments or other market factors.

Technological competition from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than the Company do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for the Company. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

The Company’s resources are limited and the Company may experience management, operational or technical challenges inherent in such activities and novel technologies.

Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition.

Some of these technologies may have an entirely different approach or means of accomplishing similar therapeutic effects compared to HupA. The Company’s competitors may develop drug technologies and drugs that are safer, more effective or less costly than its intended products and, therefore, present a serious competitive threat to the Company.

The Company has no manufacturing capabilities. If third-party manufacturers of the Company’s product candidates fail to devote sufficient time and resources to the Company’s concerns, or if their performance is substandard, its clinical trials and product introductions may be delayed.

Currently, the Company has no internal manufacturing capabilities for any of its product candidates. The Company cannot be sure that the Company will be able to: (i) acquire or build facilities that will meet quality, quantity and timing requirements; or (ii) enter into manufacturing contracts with others on acceptable terms. Failure to accomplish these tasks would impede the Company’s efforts to bring its product candidates to market, which would adversely affect its business. Moreover, if the Company decides to manufacture one or more product candidates, the Company would incur substantial start-up expenses and need to expand the Company’s facilities and hire additional personnel.

The Company currently expects to utilize third-party manufacturers to produce the drug compounds used in clinical trials and for the potential commercialization of future products. If the Company is unable to obtain or retain third-party manufacturers, the Company will not be able to commercialize its products. The Company’s reliance on contract manufacturers also will expose the Company to the following risks:

•
contract manufacturers may encounter difficulties in achieving volume production, quality control and quality assurance and also may experience shortages in qualified personnel. As a result, the Company’s contract manufacturers might not be able to meet its clinical schedules or adequately manufacture the Company’s products in commercial quantities when required;

•
switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for the Company to find a replacement manufacturer quickly on acceptable terms, or at all;

•
the Company’s contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store or distribute the Company’s products; and

•
if the Company’s primary contract manufacturer should be unable to manufacture any of its product candidates for any reason, or should fail to receive FDA approval or Drug Enforcement Administration approval, commercialization of the Company’s product candidates could be delayed which would negatively impact its business.

Third-party manufacturers also must comply with the FDA, the Drug Enforcement Administration and other regulatory requirements for their facilities. The Company does not have control over third-party manufacturers’ compliance with the regulations and standards established by these agencies. In addition, manufacture of product candidates on a limited basis for investigational use in animal studies or human clinical trials does not guarantee that large-scale, commercial production is viable. Small changes in methods of manufacture can affect the safety, efficacy, controlled release or other characteristics of a product. Changes in methods of manufacture, including commercial scale-up, can, among other things, require the performance of new clinical studies.

The Company’s product development efforts may not result in commercial products.

The Company intends to continue its aggressive research and development program. Successful product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. Products that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

•	the product did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results;

•	the product was not effective in treating a specified condition or illness;

•	the product had harmful side effects on humans;

•	the necessary regulatory bodies, such as the FDA, did not approve the Company’s product for an intended use;

•	the product was not economical for the Company to commercialize;

•	other companies or people have or may have proprietary rights over the Company’s product, such as patent rights, and will not let the Company sell it on reasonable terms, or at all; or

•	the product is not cost effective in light of existing therapeutics.

As a result, there can be no assurance that any of the Company’s products currently in development will ever be successfully commercialized.

If the Company fails to negotiate or maintain successful collaborative arrangements with third parties, the Company’s development and commercialization activities may be delayed or reduced.

In the past, the Company has entered into, and expect to enter into in the future, collaborative arrangements with third parties, such as universities, governmental agencies, charitable foundations, manufacturers, contract research organizations and corporate partners, who provide the Company with funding and/or who perform research, development, regulatory compliance, manufacturing or commercialization activities relating to some or all of the Company’s product candidates. If the Company fails to secure or maintain successful collaborative arrangements, its development and commercialization activities may be delayed or reduced.

The Company currently depends and will continue to depend heavily on third parties for support in research and development and clinical and pre clinical testing. The Company expects to conduct activities with Georgetown and Xel, among others, to provide the Company with access to a HupA testing and for a transdermal HupA patch. The Company also expects to conduct activities with Org Syn to develop synthetic methods to produce HupA. Under certain circumstances, the universities, and other collaborators, may acquire certain rights in newly developed intellectual property developed in conjunction with the Company.

Research and development and clinical trials involve a complex process, and these universities’ facilities may not be sufficient. Inadequate facilities could delay clinical trials of the Company’s drugs and result in delays in regulatory approval and commercialization of its drugs, either of which would materially harm the Company’s business. The Company may utilize a portion of its available cash to establish an independent facility to replace or supplement university facilities.

These collaborative agreements can be terminated under certain conditions by the Company’s partners. The Company’s partners may also under some circumstances independently pursue competing products, delivery approaches or technologies. Even if the Company’s partners continue their contributions to the Company’s collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, the Company’s partners may fail to perform their obligations under the collaborative arrangements or may be slow in performing their obligations. In addition, the Company’s partners may experience financial difficulties at any time that could prevent them from having available funds to contribute to these collaborations. In these circumstances, the Company’s ability to develop and market potential products could be severely limited.

If the Company is unable to hire and retain additional qualified personnel, the Company’s ability to grow its business may be harmed.

The Company is a small company. If the Company is unable to continue to attract, retain and motivate highly qualified management and scientific personnel and to develop and maintain important relationships with leading academic institutions and scientists, the Company may not be able to achieve its research and development objectives. Competition for personnel and academic collaborations is intense. Loss of the services of Reuben Seltzer or Alan Kestenbaum could adversely affect progress of the Company’s research and development programs.

Although the Company has outsourced and intends to continue to outsource its development programs, the Company also may need to hire additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. The Company competes for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions and other emerging entrepreneurial companies. Competition for such individuals, particularly in the New York City area, where the Company is located, is intense and the Company cannot be certain that the Company’s search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to the Company’s success. Skilled employees in the Company’s industry are in great demand. The Company is competing for employees against companies located in the New York metropolitan area that are more established than the Company is and has the ability to pay more cash compensation than the Company does. the Company will require experienced scientific personnel in many fields in which there are a limited number of qualified personnel and will have to compete with other technology companies and academic institutions for such personnel. As a result, depending upon the success and the timing of clinical tests, the Company may continue to experience difficulty in hiring and retaining highly skilled employees, particularly scientists. If the Company is unable to hire and retain skilled scientists, its business, financial condition, operating results and future prospects could be materially adversely affected.

The Company’s business may incur substantial expense to comply with environmental laws and regulations.

The Company may incur substantial costs to comply with environmental laws and regulations. In addition, the Company may discover currently unknown environmental problems or conditions. The Company is subject to extensive federal, state, provincial and local environmental laws and regulations which govern the discharge, emission, storage, handling and disposal of a variety of substances that may be used in, or result from, the Company’s operations. Environmental laws or regulations (or their interpretation) may become more stringent in the future.

If users of the Company’s products are unable to obtain adequate reimbursement from third party payors, or if new restrictive legislation is adopted, market acceptance of the Company’s products may be limited and the Company may not achieve anticipated revenues.

The continuing efforts of government and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of health care may affect the Company’s future revenues and profitability, and the future revenues and profitability of the Company’s potential customers, suppliers and collaborative partners and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could materially harm the Company’s business, financial condition and results of operations.

The Company’s ability to commercialize its products will depend in part on the extent to which appropriate reimbursement levels for the cost of its products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Third party payors are increasingly challenging the prices charged for medical drugs and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and drugs, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of the Company’s drugs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially harm the Company’s ability to operate profitably.

Changes in the healthcare industry that are beyond the Company’s control may be detrimental to its business.

The healthcare industry is changing rapidly as the public, government, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling the increase in healthcare costs. Potential changes could put pressure on the prices of prescription pharmaceutical products and reduce the Company’s business or prospects. The Company cannot predict when, if any, proposed healthcare reforms will be implemented, and these changes are beyond the its control.

The Company’s limited operating history makes evaluating its common stock more difficult, and therefore, investors have limited information upon which to rely.

An investor can only evaluate the Company’s business based on a limited operating history. The Company’s operations are expected to change dramatically as the Company evolves from primarily a “virtual” technology holding company with no full-time employees to a capitalized company with larger internal operations and costs. This limited history may not be adequate to enable an investor to fully assess the Company’s ability to develop HupA and proposed drugs, obtain FDA approval, and achieve market acceptance of the Company’s proposed products and respond to competition, or conduct such affairs as are presently contemplated.

The Company does not currently have specific plans for its available cash and its management will have broad discretion in determining future allocation.

The principal purposes of the Company’s cash are to conduct research and development of HupA, pursue steps towards regulatory approval for HupA, arrange for synthesis and manufacturing of products, hire employees and expand the Company’s access to facilities. Currently, the Company does not have specific plans for all of its available cash. The Company expects to use a percentage of its cash for general corporate purposes, including working capital, salaries, professional fees, pursuing further financing alternatives, development of HupA, regulatory approvals and capital expenditures.

The Company’s compliance with the reporting requirements of federal securities laws and SEC rules concerning internal controls may be time consuming, difficult and expensive.

The Company is a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act. It may be time consuming, difficult and costly for the Company to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders would cause the Company’s expenses to be higher than they would be if the Company remained privately-held and did not consummate the Merger. The Company may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If the Company is unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, the Company may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act. Additionally, the Company will incur substantial expenses in connection with the preparation of a registration statement and related documents to register certain shares of the Company’s common stock which it is obligated to register.

Because the Company became public by means of a reverse merger, it may not be able to attract the attention of major brokerage firms.

There may be risks associated with the Company becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of the Company since there is no incentive to brokerage firms to recommend the purchase of the Company’s common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of the Company.

Risks Relating to the Company’s Common Stock

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of the Company’s common stock in the future, which could affect its trading price.

The Company’s common stock is quoted on the OTCBB. If the Company’s common stock trades below $5.00 per share in the future, it may be considered a “penny stock” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of the common stock and reducing the liquidity of an investment in the common stock.

The market price of the Company’s common stock is likely to be highly volatile and subject to wide fluctuations.

The market price of the Company’s common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond the Company’s control, including:

•	announcements of new products or services by the Company’s competitors;

•	quarterly variations in the Company’s revenues and operating expenses;

•	announcements of technological innovations or new products or services by the Company; and

•	sales of the common stock by the Company’s founders or other selling stock holders.

There may be a limited public market for the Company’s securities and the Company may fail to qualify for Nasdaq or other listing.

Although the Company intends to apply for listing of its common stock on either the Nasdaq Stock Market or a registered exchange, there can be no assurance if and when initial listing criteria could be met or if such application would be granted, or that the trading of the common stock will be sustained. In the event that the common stock fails to qualify for initial or continued inclusion on the Nasdaq Stock Market or for initial or continued listing on a registered stock exchange, trading, if any, in the common stock, would then continue to be conducted on the OTCBB and in what are commonly referred to as “pink sheets.” As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the common stock, and the common stock would become substantially less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes.

The common stock is controlled by insiders.

The founders of Marco and certain affiliated parties beneficially own a large percentage of the Company’s outstanding shares of common stock. Such concentrated control of the Company may adversely affect the price of the common stock. The Company’s principal security holders may be able to control matters requiring approval by security holders, including the election of directors. Such concentrated control may also make it difficult for stockholders to receive a premium for their shares of common stock in the event of a merger with a third party or different transaction that requires stockholder approval. In addition, certain provisions of Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Accordingly, under certain circumstances, investors may have no effective voice in the management of the Company.

The Company does not expect to pay dividends for the foreseeable future.

The Company currently intends to retain any future earnings to support the development and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the board of directors after taking into account various factors, including but not limited to the Company’s financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that the Company may be a party to at the time.

Mergers of the type the Company just completed are usually heavily scrutinized by the SEC and the Company may encounter difficulties or delays in obtaining future regulatory approvals.

Historically, the SEC and Nasdaq have not generally favored transactions in which a privately-held company merges into a largely inactive company with publicly traded stock, and there is a significant risk that the Company may encounter difficulties in obtaining the regulatory approvals necessary to conduct future financing or acquisition transactions, or to eventually achieve a listing of shares on one of the Nasdaq stock markets or on a national securities exchange. On June 28, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies. As a result, it is likely that the Company will be scrutinized carefully by the SEC and possibly by the National Association of Securities Dealers or Nasdaq, which could result in difficulties or delays in achieving SEC clearance of any future registration statements or other SEC filings that the Company may pursue, in attracting NASD-member broker-dealers to serve as market-makers in the Company’s stock, or in achieving admission to one of the Nasdaq stock markets or any other national securities market. As a consequence, the Company’s financial condition and the value and liquidity of the Company’s shares may be negatively impacted.

Item 2. Description of Property.

The Company’s office space at One Penn Plaza, Suite 2514, New York, New York 10119 is provided by Marco Realty, an affiliate of Alan Kestenbaum, an officer, director and principal shareholder of the Company, at no expense to the Company. The Company does not maintain any dedicated office or laboratory facilities at this time.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “NHPI.”

The following table sets forth the range of the high and low bid prices for our common stock since February 2, 2006, the first day our stock was traded on the Over-the-Counter Bulletin Board market, as reported by the National Quotation Bureau, and represents interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	Bid Price Per Share
	High	Low
February 2006 - March 2006	$10.73	$5.49

Stockholders

As of March 27, 2006, we believe there were approximately 126 holders of record of our common stock. We believe that a greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

As of December 31, 2005, we had not adopted any equity compensation plans. We subsequently adopted a 2006 Non-Employee Directors Stock Option Plan and a 2006 Incentive Stock Plan on January 24, 2006. A summary of the key features of the plans is provided in Item 10 below.

Recent Sales of Unregistered Securities

The following unregistered equity securities were sold by us during the fiscal year ended December 31, 2005.

We completed an offering of 3,000,000 shares of our common stock at a price of $0.001 per share to Keith Andrews, our former president, chief executive officer, secretary, treasurer and a former director. The total amount received from this offering was $3,000. These shares were issued pursuant to Regulation S of the Securities Act.

We completed an offering of 4,555,000 shares of our common stock at a price of $0.005 per share to a total of fifteen purchasers on March 9, 2005. The total amount received from this offering was $22,775. We completed this offering pursuant to Regulation S of the Securities Act. The purchasers were as follows:

Name of Purchaser	Number of Shares Purchased
Steven Andrews	360,000
Henry Touwslager	320,000
Johnny Reinsma	320,000
Janine Brunelle	320,000
Dave Packman	320,000
Jason Schlombs	275,000
Peter Ruzyski	360,000
Greg Funk	275,000
Robin Bjorklund	275,000
Darryl Woronchak	360,000
Amber Houssian	275,000
Mike Hamer	360,000
Chris Norton	275,000
Ian Zweig	230,000
Elaine Zweig	230,000

We completed an offering of 17,250 shares of our common stock at a price of $0.10 per share to a total of fifteen shareholders on March 29, 2005. The total amount received from this offering was $1,725. We completed this offering pursuant to Regulation S of the Securities Act. The purchasers were as follows:

Name of Purchaser	Number of Shares Purchased
Jancis Andrews	800
Dana Torrell	1,000
Brenden Torrell	1,800
Tara Torrell	1,200
Cal Wang	750
Jorcelyn Wang	1,500
Aziza Ilicic	1,000
Dan Ilicic	1,000
Jeff Warkentin	1,300
Michelle Warkentin	1,300
Doug Kwan	900
Tyler Dawson	1,100
Craig Turner	1,100
Ryan Graham	1,200
Shannon Graham	1,300

Regulation S Compliance

Each offer or sale was made in an offshore transaction;

Neither we, a distributor, any respective affiliates nor any person on behalf of any of the foregoing made any directed selling efforts in the United States;

Offering restrictions were, and are, implemented;

No offer or sale was made to a U.S. person or for the account or benefit of a U.S. person;

Each purchaser of the securities certifies that it was not a U.S. person and was not acquiring the securities for the account or benefit of any U.S. person;

Each purchaser of the securities agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; and agreed not to engage in hedging transactions with regard to such securities unless in compliance with the Act;

The securities contain a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; and that hedging transactions involving those securities may not be conducted unless in compliance with the Act; and

We are required, either by contract or a provision in our bylaws, articles, charter or comparable document, to refuse to register any transfer of the securities not made in accordance with the provisions of Regulation S pursuant to registration under the Act, or pursuant to an available exemption from registration; provided, however, that if any law of any Canadian province prevents us from refusing to register securities transfers, other reasonable procedures, such as a legend described in paragraph (b)(3)(iii)(B)(3) of Regulation S have been implemented to prevent any transfer of the securities not made in accordance with the provisions of Regulation S.

The securities described in the above transactions were subsequently registered on a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act). To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” “projects” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include those outlined in “Risk Factors” above and include, without limitation, the Company’s limited cash and ability to raise capital to finance the growth of the Company’s operations, the ability of the Company to develop its products and obtain necessary governmental approvals, the Company’s ability to protect its proprietary information, the Company’s ability to attract or retain qualified personnel, including scientific and technical personnel and other risks detailed from time to time in the Company’s filings with the SEC, or otherwise.

Information regarding market statistics contained in this Report is included based on information available to the Company that it believes is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. The Company has not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. The Company does not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

All references to the “Company” for periods prior to the closing of the Merger refer to Marco, and references to the “Company” for periods subsequent to the closing of the Merger refer to Neuro-Hitech and its subsidiaries.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB .

History

We were originally formed on February 1, 2005, as Northern Way Resources, Inc., a Nevada corporation, for the purpose of acquiring exploration and early stage natural resource properties. On January 24, 2006, we entered into the Merger by which Marco became a wholly-owned subsidiary of ours. In connection with the Merger, we changed our name to Neuro-Hitech Pharmaceuticals, Inc.

Marco was incorporated in the State of New York on December 11, 1996. Through 2005, Marco conducted analytical work and clinical trials of HupA and was focused primarily on licensing proprietary HupA technology from independent third-party developers and investigators, including the Mayo Foundation, and until such time operated with no full-time employees and minimal internal resources. In addition, from time to time, Marco has imported and sold inventories of natural huperzine and other dietary supplement ingredients to vitamin and supplement suppliers to generate revenues. In 2005, Marco decided to raise additional capital to pursue additional approvals and undertake necessary studies for the development and commercialization of HupA, including funding development and securing rights to third-party transdermal patch technology and may change its manner of operations to reflect increased activity, including personnel needs.

Overall Operating Results

We had revenues of $208,343 in the year ended December 31, 2005, a 23.6% increase from the $159,264 in revenue achieved in the prior year. The increase in revenue was a result of an increase in product sales to our single customer of natural huperzine.

Cost of goods sold as a percentage of our revenue was 49.3% for the year ended December 31, 2005, compared with 48.7% for the year ended December 31, 2004. Our total selling, general and administrative expenses increased 33.2% from $802,012 in the year ended December 31, 2004 to $1,068,504 in the year ended December 31, 2005. The increase in these expenses is largely attributable to an increase in Research and Development Costs, Professional Fees, Commissions and Royalties and Other Expenses. We also experienced customary increases in Salaries and Payroll Taxes.

Our Research and Development costs increased 37.2% from $494,633 in the year ended December 31, 2004 to $678,798 in the year ended December 31, 2005 largely as a result of an increase in the costs paid to sponsored third parties to perform research and conduct clinical trials. The increase in payments of Professional Fees from $24,367 in the year ended December 31, 2004 to $57,258 in the year ended December 31, 2005 was a result of an increase in legal costs associated with our financing activities and the Merger. In 2005, we also incurred other expenses that we did not incur in 2004 as a result of financing activities and in contemplation of the Merger. The increase in Commissions and Royalties from $6,554 in the year ended December 31, 2004 to $16,433 in the year ended December 31, 2005 was a result of additional payments triggered under our agreement with the Mayo Foundation.

Plan of Operation

The Company is an early stage pharmaceutical company engaged in the development and commercialization of HupA for Alzheimer’s disease and other degenerative neurological disorders. Through a collaboration with ADCS, and Georgetown, the Company has completed Phase I studies and is currently conducting Phase II clinical trials for HupA. HupA is a cholinesterase inhibitor that the Company believes may be effective in the treatment of AD and MCI, although, to date, its efforts have been focused upon HupA’s effectiveness in AD.

The Company’s current strategy is to make HupA available in both oral and transdermal form. As part of these efforts, on March 15, 2006, the Company entered into a development agreement with XEL to develop a transdermally delivered product. The Company believes that HupA can effectively be delivered transdermally because of its low dosage requirement, and low molecular weight. The Company currently intends to focus upon the development of collaborative, joint and strategic alliances and licensing arrangements with various pharmaceutical companies for marketing the Company’s products once FDA approval is obtained although there is no assurance that FDA approval will be obtained. The Company presently believes the estimated additional costs to bring the product to market as an oral dose drug, after completing two Phase III clinical trials, will be substantial and no assurances as to future cost can be made.

Upon obtaining FDA approval for HupA, it is anticipated that the Company’s collaborative partners, if the Company is successful in obtaining collaborative partners, will be primarily responsible for the sale and distribution of HupA products. Efforts will be made to reach licensing agreements with collaborative partners to participate in earlier phases of the drug development process for the Company’s products, reducing the likelihood of the need for it to obtain financing for the additional development costs. This strategy may enable the Company to gain access to the marketing expertise and resources of the Company’s potential partners, and to lower its capital requirements.

A marketing study funded by the Company has shown patient compliance is a crucial factor in determining patient and doctor choice in choosing a medication for AD. Often it is the responsibility of a caregiver to remind the patient to take the orally given medications. Recognizing this, the Company hopes to develop and license a multi-day transdermal patch, which, if successfully realized, will be able to be applied to the patient for more than one day. Although the Company’s primary focus is the commercialization of HupA, the Company may also investigate and consider other drugs and compounds with neurological applications.

Capital Resources and Cash Requirements

In January 2006, the Company received total gross proceeds of $4,375,000 from a private placement of securities to certain accredited investors that purchased 1,750,000 shares of the Company’s common stock and warrants to purchase 437,500 shares of the Company’s common stock (the “Offering”). The Offering was completed on January 30, 2006.

The principal purposes of the funding from the Offering are to continue clinical trials, development of transdermal technologies, synthetic processes of HupA and general working capital. The Company may also use funds from the Offering to acquire additional products or technologies and for other working capital needs, such as the costs related to being a public company including SEC compliance. The proceeds of the Offering are not expected to be sufficient to provide funding to pursue many avenues of investigation of the technology, and are planned to be primarily devoted to clinical testing and development of transdermal patch technology.

The Company has not yet determined all of its expected expenditures, accordingly, management will have significant flexibility in applying a substantial portion of the net proceeds of the Offering. Pending use of the net proceeds as described above, the Company may invest the net proceeds of the Offering in short-term, interest-bearing, investment-grade securities or accounts.

The amounts and timing of the Company’s actual expenditures will depend upon numerous factors, including the progress of the Company’s efforts. The foregoing discussion represents the Company’s best estimate of its allocation of the net proceeds of the Offering based upon current plans and estimates regarding anticipated expenditures. Actual expenditures may vary substantially from these estimates, and the Company may find it necessary or advisable to reallocate the net proceeds within the above-described uses or for other purposes.

The Company anticipates, based on current plans and assumptions relating to operations, that the net proceeds of the Offering will be sufficient to satisfy its contemplated cash requirements to implement its business plan for at least twelve months. In the event that the proceeds of the Offering prove to be insufficient to fund the implementation of its business plan (due to a change in the Company’s plans or a material inaccuracy in its assumptions, or as a result of unanticipated expenses, technical difficulties or other unanticipated problems), the Company will be required to seek additional financing sooner than currently anticipated in order to proceed with such implementation. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable from any available source, the Company may have to delay, reduce the scope of or eliminate one or more of its research or development programs or product launches or marketing efforts which may materially harm the Company’s business, financial condition and results of operations.

The Company has no off balance sheet arrangements.

Item 7.	Financial Statements

Our Financial Statements and the Report of the Independent Accountants appears at the end of this annual report.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures

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

Item 8B. Other Information

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers. All of the Company’s executive officers and directors were appointed on January 24, 2006, the effective date of the Merger. All directors hold office until the first annual meeting of the stockholders of the Company and until the election and qualification of their successors or their earlier removal or retirement. Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Position(1)
John D. Abernathy	68	Director
Mark Auerbach	67	Chairman of the Board of Directors
Alan Kestenbaum	44	Executive Vice President and Director
Reuben Seltzer	49	President, Chief Executive Officer and Director
Nicholas LaRosa	41	Chief Financial Officer

(1)	Each of the persons performs services for the Company on a part-time basis and is primarily involved in those activities and for those organizations described below.

John D. Abernathy has been a director since January 2006, is a member of the Compensation Committee of the Board and is Chairman of the Audit Committee of the Board. Mr. Abernathy served as chief operating officer of Patton Boggs LLP, a law firm, from January 1995 until his retirement in May 2004, and Mr. Abernathy served as managing partner of the accounting firm BDO Seidman from 1983 to 1990. Since July 2001, Mr. Abernathy has served on the board of directors of Par Pharmaceutical Company, Inc. (“Par”) and as a chairman of its audit committee since September 2003. Mr. Abernathy is also a director of Sterling Construction Company, Inc. (AMEX:STV), a civil construction company and chairs its audit committee.

Mark Auerbach has been a director since January 2006, is Chairman of the Board, is a member of the Compensation Committee of the Board and is a member of the Audit Committee of the Board. Mr. Auerbach has served as Executive Chairman of the board of directors since September 2003, and as director since 1990, of Par, and as a director of Optimer Pharmaceuticals, Inc., a biopharmaceutical company with a portfolio of late-stage anti-infective products and a range of preclinical antibiotics from carbohydrate drug discovery platform, since May 2005. From June 1993 through December 2005, Mr. Auerbach has served as Senior Vice President and Chief Financial Officer of Central Lewmar L.P., a distributor of fine papers.

Alan Kestenbaum has been serving as Executive Vice President of the Company since January 2006. Mr. Kestenbaum has been executive vice president and a director of Marco and Marco Hi-Tech JV LLC, a raw material and ingredient distribution company serving the dietary supplement industry (“Marco LLC”) since January 2002. Mr. Kestenbaum founded in 1985, and is currently chief executive officer of, Marco International Corp., an international finance investment and trading company specializing in raw materials. In March 2004, Mr. Kestenbaum founded and is currently chairman and chief executive officer of International Metals Enterprises. Since May 2004, Mr. Kestenbaum has been chairman of the board of Globe Metallurgical, Inc. Mr. Kestenbaum received a B.A. in Economics cum laude from Yeshiva University, New York. From June 1999 to June 2001, Mr. Kestenbaum was the chief executive officer of Aluminium.com a provider of online metal trading services. In July 2001, following Mr. Kestenbaum’s resignation and after the board of directors of Aluminium.com voted to cease operations, a group of former consultants filed an involuntary chapter 7 petition against Aluminum.com. This petition was subsequently dismissed by the Bankruptcy court and Aluminium.com wound down its affairs in good order, including paying all of its creditors and returning surplus cash to its shareholders.

Reuben Seltzer has been serving as President and Chief Executive Officer of the Company since January 2006. Mr. Seltzer has been chief executive and president of Marco since 1996, president of Marco LLC, since January 2002 and a director and consultant for Hi-Tech Pharmacal Co., Inc. (NASDAQ: HITK), a pharmaceutical company since 1992. Mr. Seltzer received a B.A. in Economics from Queens College, a J.D. degree from Benjamin N. Cardozo School of Law, and an L.L.M. from New York University.

Nicholas LaRosa has been serving as Chief Financial Officer of the Company since January 2006. Since February 2005, Mr. LaRosa has served as controller of Marco Hi-Tech JV Ltd. Prior thereto since 1999, Mr. LaRosa served as assistant controller of Loeb Partners Corp., a privately owned investment banking firm. Mr. LaRosa received a B.A. degree in accounting from St. John’s University and an M.A. degree in finance from Wagner College.

Affiliated Scientists

•
Dr. Paul Aisen. Principal Investigator Georgetown University, Dr. Aisen relocated from Mount Sinai to Georgetown in June 1999 and established the ADCS site at Georgetown. Dr. Aisen also developed and conducted the ADCS Multicenter Trial of Prednisone and conducted other trials for other compounds in AD. Dr. Aisen is the principal investigator of our Phase II clinical trial.

•
Dr. Robert Moriarity. University of Illinois, is the Chief Scientific Officer of Org Syn. Dr. Moriarty received his Ph.D. degree from Princeton University and completed his postdoctoral assignment at the University of Munich and Harvard University. Dr. Moriarty will be working with us under the terms of our agreement with Org Syn to develop synthetic HupA.

•
Dr. Dinesh Patel. Dr. Patel is the Chairman of the Board and Co-founder of XEL. Dr. Patel has been the recipient of numerous awards, including U.S. Small Business Administration’s Business Achiever Award, and Scientific and Technology Award (State of Utah), and Entrepreneur of the Year Award (Mountain West Venture Group). Dr. Patel has agreed to serve as a formal scientific advisor to us during the development by XEL of the Product pursuant to the terms of the Development Agreement.

Board Committees

The Board has two (2) standing committees: the Audit Committee and the Compensation Committee. The functions of each of these committees and their members are specified below. The Board has determined that each director who serves on these committees is “independent.”

The members of the committees are identified in the following table.

Director	Audit Committee	Compensation Committee
John D. Abernathy	Chair	X
Mark Auerbach	X	X

The Audit Committee is currently comprised of Messrs. Abernathy and Auerbach, each of whom meets each of the independence and other requirements for audit committee members under the rules of The Nasdaq Stock Market. The Board of Directors has determined that Mr. Abernathy and Mr. Auerbach are each an “audit committee financial expert” as defined by SEC regulations. The Audit Committee assists the Board in its oversight of our financial accounting, reporting and controls by meeting with members of management and our independent auditors. The committee has the responsibility to review our annual audited financial statements, and meets with management and the independent auditors at the end of each quarter to review the quarterly financial results. In addition, the committee considers and approves the employment of, and approves the fee arrangements with, independent auditors for audit and other functions. The Audit Committee reviews our accounting policies and internal controls.

The Compensation Committee is currently comprised of Messrs. Abernathy and Auerbach. The Compensation Committee recommends cash-based and stock compensation for executive officers of the Company, administers the company’s equity incentive plans and makes recommendations to the Board regarding such matters.

Code of Ethics

The Board is committed to legal and ethical conduct in fulfilling its responsibilities. The Board expects all directors, as well as officers and employees, to act ethically at all times. Additionally, the Board expects the Chief Executive Officer, the Chief Financial Officer, and all senior financial and accounting officials to adhere to the Company’s Code of Ethics which was adopted on February 23, 2006. We intend to post our Code of Ethics on an Internet website as soon as the website is established. A copy of the Code of Ethics will be made available free of charge by contacting us at (212) 798-8100. A copy of the Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K.

Item 10.	Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

		Annual Compensation		Long-term Compensation
				Awards	Payouts
Name and Principal Position (1)	Fiscal Year	Salary ($)	Bonus ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Reuben Seltzer	2005	$165,000	—	—	—	—
Chief Executive Officer	2004	$180,000	—	—	—	—
	2003	$180,000	—	—	—	—

Alan Kestenbaum	2005	$73,333	—	—	—	—
Executive Vice President	2004	$80,000	—	—	—	—
	2003	$60,000	—	—	—	—

(1)	Keith Andrews, our former sole executive officer, was not compensated for services he provided to the Company from its inception through the closing of the Merger.

Options Grants in Last Fiscal Year

As of fiscal year end 2005, no options had been granted by the Company.

Employment and Indemnification Agreements

Presently, the executives of the Company do not perform services pursuant to written employment agreements. It is anticipated that the executives will enter into new two-year employment agreements under which Mr. Seltzer shall serve as Chief Executive Officer of the Company and Mr. Kestenbaum as Executive Vice President. Neither of such executives will be required to devote full-time efforts to the affairs of the Company. Mr. Seltzer is expected to be compensated at an annual rate of $225,000 per annum and be entitled to receive such bonus compensation as determined by the board of directors from time to time and Mr. Kestenbaum is expected to be compensated at an annual rate of $80,000 per annum and be entitled to receive such bonus compensation as determined by the board of directors from time to time. On January 24, 2006, Mr. Seltzer and Mr. Kestenbaum were granted options to purchase 220,000 shares and 70,000 shares of our common stock, respectively, each at an exercise price of $2.50 per share. One-third of the shares granted vested on the date of grant and the remaining shares vest in equal proportions on the second and third anniversaries of the grant date.

The Company has agreed to indemnify each of its directors and executive officers to the fullest extent of the law permitted or required by Delaware pursuant to indemnification agreements with each such person.

Stock Option Plans

On January 24, 2006, Neuro-Hitech’s shareholders approved the Company’s 2006 Non-Employee Directors Stock Option Plan (the “Directors Plan”). Key features of the Directors Plan include:

•
Non-employee directors of the Company and its subsidiaries are eligible to participate in the Directors Plan. The term of the Directors Plan is ten years. 400,000 shares of common stock have been reserved for issuance under the Directors Plan.

•	Options may only be issued as non-qualified stock options.

•
Each newly elected or appointed non-employee director shall be granted an option to purchase 50,000 shares of common stock at an exercise price equal to the fair market value of our common stock; 16,666 of which will vest immediately (or six months following appointment in order for the plans to comply with Rule 16b-3 under the Securities Exchange Act of 1934); and 16,667 on each of the second and third anniversaries of the date of appointment.

•
The initial non-employee director who was appointed Chairman of the Board received an option to purchase 300,000 shares of common stock at an exercise price of $2.50 per share; 100,000 of which vested immediately and 100,000 of which shall vest on each of the second and third anniversaries of the date of appointment.

•	Stockholder approval is required in order to replace or reprice options.

•	The Directors Plan is administered by the board of directors or a committee designated by the board.

•	The option term may not exceed ten years.

•	Upon a “change in control” any unvested options shall vest and become immediately exercisable.

On January 24, 2006, Neuro-Hitech’s stockholders adopted the 2006 Incentive Stock Plan (the “Incentive Plan”). Key features of the Incentive Plan include:

•	The Company’s officers, directors, key employees and consultants are eligible to participate in the Incentive Plan. The Incentive Plan terminates on January 23, 2016.

•	The Incentive Plan provides for the grant of options and the issuance of restricted shares. An aggregate of 400,000 shares of Neuro-Hitech Common Stock has been reserved under the Incentive Plan.

•	Both incentive and nonqualified stock options may be granted under the Incentive Plan.

•
The exercise price of options granted pursuant to this Incentive Plan is determined by the Compensation Committee but shall not be less than 100% of the fair market value of the Neuro-Hitech Common Stock at the date of grant.

•
For holders of 10% or more of the combined voting power of all classes of the Company’s stock, options may not be granted at less than 110% of the fair market value of the Neuro-Hitech Common Stock at the date of grant.

•	The option term may not exceed ten years.

Director Compensation

On January 24, 2006, the Board adopted a Non-Employee Directors Stock Option Plan (the “Director Plan”) (as more fully described under “Stock Option Plans”) in order to attract and retain the services of highly-qualified non-employee directors.

Upon appointment to the position of Chairman of the Board of Directors, Mr. Auerbach was granted a five-year option to purchase 300,000 shares of Neuro-Hitech Common Stock at $2.50 per share, 100,000 of which shares vest immediately upon grant and 100,000 of which shares vest on each of the second and third anniversaries of the date of appointment.

Upon appointment to the Board of Directors, Mr. Abernathy was granted a five-year option to purchase 50,000 shares of Neuro-Hitech Common Stock at a purchase price of $2.50 per share; 16,666 shares of which vest immediately upon grant and 16,666 shares of which vest on each of the second and third anniversaries of the date of appointment.

Messrs. Auerbach and Abernathy will receive $100,000, and $40,000, respectively, per year as a director’s fee.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the number of shares of the Company’s common stock beneficially owned as of March 27, 2006:

•	each person who is known by the Company to beneficially own 5% or more of the Company’s common stock;

•	each of the Company’s directors and executive officers; and

•	all of the Company’s directors and executive officers, as a group.

Except as otherwise set forth below, the address of each of the persons listed below is c/o Neuro-Hitech Pharmaceuticals, Inc., One Penn Plaza, Suite 2514, New York, NY 10119.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned (2)
5% or Greater Stockholders:
Hi-Tech Pharmacal Co., Inc. 369 Bayview Avenue Amityville, NY 11701	1,125,610(3)	11.9%
W.S. Investments, L.P. 47 Hulfish Street Suite 305 Princeton, NJ 08542	618,647	6.6%

Directors and Executive Officers:
John D. Abernathy	50,000	*
Mark Auerbach	300,000(4)	3.1%
Alan Kestenbaum	2,183,843(5)	23.1%
Reuben Seltzer	1,138,943(5)	12.0%
Nicholas LaRosa	0	—
All Directors and Executive Officers as a Group	3,627,786	37.5%

*	Less than 1%
(1)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes options to purchase shares of common stock exercisable within sixty (60) days. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)	Based upon 9,431,256 shares of common stock outstanding on March 27, 2006, but does not include shares reserved under the Company’s option plans or warrants sold in the Offering.
(3)	Reuben Seltzer is a director of Hi-Tech Pharmacal Co., Inc. and disclaims beneficial ownership as to any of the shares owned by Hi-Tech Pharmacal Co., Inc.
(4)	Includes 200,000 shares of Neuro-Hitech Common Stock owned by immediate family members of Mr. Auerbach.
(5)
Excludes 50 shares of Class A Common Stock held by each of Reuben Seltzer and Alan Kestenbaum, which together constitutes 100% of the outstanding shares of Class A Common Stock. The holders of Class A Common Stock are entitled to elect that number of directors that would equal one-half of the number of directors that would at any time be required to serve on the board of directors of the Company in order to constitute the entire board of directors, plus one additional member of the board of directors.

Item 12. Certain Relationships and Related Transactions.

The Company has entered into indemnification agreements with each of its directors and executive officers.

On January 5, 2006, Mark Auerbach, a director, and his wife purchased an aggregate of 367,046 shares of Marco common stock pursuant to a securities purchase agreement with Marco for an aggregate purchase price of $321,000. Prior to the Merger, Mr. Auerbach transferred an aggregate of such 24,012.36 shares to his son and daughter-in-law. Upon the effectiveness of the Merger, such shares of Marco common stock were converted into 200,000 shares of Neuro-Hitech Common Stock.

On January 5, 2006, John Abernathy, a director, purchased 57,173.42 shares of Marco common stock for a purchase price of $50,001 pursuant to a securities purchase agreement with Marco. Upon the effectiveness of the Merger, such shares of Marco common stock were converted into 33,334 shares of Neuro-Hitech Common Stock.

On January 24, 2006 Hi-Tech Pharmacal Co., Inc., W.S. Investments, L.P., and Alan Kestenbaum purchased $150,000, $125,000, and $150,000, and on January 27, 2006 Reuben Seltzer purchased $50,000 of Units in the Offering at the same price, and subject to the same terms, as other subscribers in the Offering. Each unit consisted of (i) 10,000 shares of Neuro-Hitech Common Stock and (ii) a detachable, transferable three-year warrant to purchase 2,500 shares of Neuro-Hitech Common Stock. The units were sold at a purchase price of $25,000 per unit.

Item 13. Exhibits.

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated January 17, 2006, between Northern Way Resources, Inc., a Nevada corporation and Northern Way Resources, Inc., a Delaware corporation	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2006
2.2	Certificate of Ownership and Merger merging Northern Way Resources, Inc., a Nevada corporation into Northern Way Resources, Inc., a Delaware corporation	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on January 23, 2006
2.3	Articles of Merger merging Northern Way Resources, Inc., a Nevada corporation into Northern Way Resources, Inc., a Delaware corporation	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2006
2.4	Agreement and Plan of Merger, dated January 17, 2006, between Northern Way Resources, Inc., a Nevada corporation and Northern Way Resources, Inc., a Delaware corporation	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2006
2.5	Agreement of Merger and Plan of Reorganization, dated as of January 24, 2006, by and among Neurotech Pharmaceuticals, Inc., Marco Hi-Tech JV Ltd., and Marco Acquisition I, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006
3.1	Certificate of Incorporation of Neurotech Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2006
3.2	Certificate of Merger of Marco Acquisition I, Inc. with and into Marco Hi-Tech JV Ltd.	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006
3.3	Certificate of Merger of Marco Acquisition I, Inc. with and into Marco Hi-Tech JV Ltd.	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006
3.4	Certificate of Amendment of Certificate of Incorporation of Neurotech Pharmaceuticals, Inc., changing name to Neuro-Hitech Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.7 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006
3.5	By-laws of Neurotech Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 23, 2006
4.1	Form of Common Stock Purchase Warrant Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006
4.2	Warrant to purchase common stock of Marco-Hitech JV Ltd. issued to Brown Brothers Harriman & Co.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006
4.3	Warrant to purchase common stock of Marco-Hitech JV Ltd. issued to Barry Honig	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006

Exhibit No.	Description	Location
4.4	Form of Marco Hi-Tech JV Ltd. Registration Rights Agreement	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006
10.1	Neurotech Pharmaceuticals, Inc. 2006 Incentive Stock Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006
10.2	Neurotech Pharmaceuticals, Inc. 2006 Non-Employee Directors Stock Option Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006
10.3	Form of Private Placement Subscription Agreement	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006
10.4	Securities Purchase Agreement, dated January 5, 2006, by and between Marco Hi-Tech JV Ltd. and the investors signatory thereto	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006
10.5	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and Reuben Seltzer	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006
10.6	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and Alan Kestenbaum	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006
10.7	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and John Abernathy	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006
10.8	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and Mark Auerbach	Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006
10.9	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and Nicholas LaRosa	Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006
10.10	Lockup Agreement, dated as of January 23, 2006, by and among Marco Hi-Tech JV Ltd. and the signatories thereto	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006
10.11	Technology License Contract, dated as of June 1, 1997, by and between Mayo Foundation for Medical Education and Research and Marco Hi-Tech JV Ltd.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006
10.12	Clinical Research Agreement, dated March 1, 2002, by and between Georgetown University and Marco Hi-Tech JV Ltd.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006
10.13	Offer Letter, dated January 6, 2006, to John Abernathy from Marco Hi-Tech JV Ltd.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006
10.14	Offer Letter, dated January 5, 2006, to Mark Auerbach from Marco Hi-Tech JV Ltd.	Incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on January 30, 2006

Exhibit No.	Description	Location
14.1	Code of Ethics	Provided herewith
16.1	Letter from Dale, Matheson, Carr-Hilton Labonte, dated as of January 27, 2006	Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2006
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

Item 14. Principal Accountant Fees and Services.

During the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed by Moore Stephens, P.C.:

	2005	2004
Audit Fees	$15,000	$4,500
Audit Related Fees	$—	$—
Tax Fees	$3,000	$1,500
All Other Fees	$6,000	$—

Audit Fees. Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly consolidated financial statements and services that are normally provided by Moore Stephens, P.C., in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

 All Other Fees. Consists of fees for products and services other than the services reported above, including fees associated with the review of the Company’s periodic reports and reports on Form 8-K.

MARCO HI-TECH JV, LTD.
[NEURO-HITECH PHARMACEUTICALS, INC. AS OF JANUARY 24, 2006 [NOTE 9]]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Marco Hi-Tech JV, Ltd.

We have audited the accompanying balance sheet of Marco Hi-Tech JV, Ltd. [Neuro-Hitech Pharmaceuticals, Inc. as of January 24, 2006 [Note 9]] as of December 31, 2005, and the related statements of operations, changes in stockholders' [deficit], and cash flows for each of the two years in the period ended December 31, 2005. These financial statements and the financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marco Hi-Tech JV, Ltd. as of December 31, 2005, and the results of operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

MOORE STEPHENS, P. C.
Certified Public Accountants.

New York, New York
March 16, 2006

MARCO HI-TECH JV, LTD.
[NEURO-HITECH PHARMACEUTICALS, INC. AS OF JANUARY 24, 2006 [NOTE 9]]

BALANCE SHEET AS OF DECEMBER 31, 2005.

Assets:
Current Assets:
Cash and Cash Equivalents	$90,606
Accounts Receivable	52,125
Total Current Assets	142,731
Total Assets	$142,731

Liabilities and Stockholders' [Deficit]:
Current Liabilities:
Accounts Payable and Accrued Expenses	$149,953
Due to Affiliate	42,304
Total Liabilities	192,257

Stockholders' [Deficit]:
Convertible Preferred Stock - Series B, $1.00 Par Value Per Share 50,000 Authorized; 0 Issued and Outstanding	—
Convertible Preferred Stock - Series A, $1.00 Par Value Per Share 18,000 Authorized; 12,005 Issued and Outstanding	12,005
Common Stock, $.01 Par Value Per Share 30,000,000 Authorized; 8,654,112 Issued and Outstanding	86,541
Additional Paid-in Capital	2,478,373
Accumulated Deficit	(2,626,445)
Total Stockholders' [Deficit]	(49,526)
Total Liabilities and Stockholders' [Deficit]	$142,731

See Notes to Financial Statements.

MARCO HI-TECH JV, LTD.
[NEURO-HITECH PHARMACEUTICALS, INC. AS OF JANUARY 24, 2006 [NOTE 9]]

STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2 0 0 5	2 0 0 4

Revenue:
Product Sales	$208,343	$159,264

Cost of Revenues:
Cost of Goods Sold	102,637	77,494
Gross Profit	105,706	81,770

Selling, General and Administrative Expenses:
Research and Development Costs	678,798	494,633
Salaries and Payroll Taxes	284,173	265,420
Insurance	5,532	3,752
Commissions and Royalties	16,433	6,554
Professional Fees	57,258	24,367
Travel and Entertainment	1,199	—
Office Expense	2,127	1,495
Licensing Expense	—	3,443
Other Taxes	3,208	2,348
Other Expense	19,956	—
Total Selling, General and Administrative Expenses	1,068,504	802,012

Operating [Loss]	(962,798)	(720,242)

Other Income:
Interest Income - Net	7,957	7,461
[Loss] Before Provision for Income Taxes	(954,841)	(712,781)

Provision for Income Taxes	—	—
Net [Loss]	$(954,841)	$(712,781)
Basic and Diluted [Loss] Earnings Per Common Share	$(.11)	$(.09)
Weighted Average Number of Common Shares Outstanding for Basic and Diluted [Loss] Earnings Per Common Share	8,327,056	8,000,000

See Notes to Financial Statements.

MARCO HI-TECH JV, LTD.
[NEURO-HITECH PHARMACEUTICALS, INC. AS OF JANUARY 24, 2006 [NOTE 9]]

STATEMENTS OF CHANGES IN STOCKHOLDERS' [DEFICIT]

	Convertible	Convertible		Capital in		Total
	Preferred Stock	Preferred Stock	Common	Excess of	Accumulated	Stockholders'
	Series B	Series A	Stock	Par Value	[Deficit]	[Deficit]

Balance at January 1, 2004	$5,000	$12,005	$80,000	$1,979,914	$(958,823)	$1,118,096

Sales of Series B Convertible
Preferred Stock - $1.00 Par Value	5,000	—	—	495,000	—	500,000

Net [Loss]	—	—	—	—	(712,781)	(712,781)
Balance at December 31, 2004	10,000	12,005	80,000	2,474,914	(1,671,604)	905,315

Conversion of Series B Convertible
Preferred Stock - $1.00 Par Value	(10,000)	—	6,541	3,459	—	—

Net [Loss]	—	—	—	—	(954,841)	(954,841)
Balance at December 31, 2005	$—	$12,005	$86,541	$2,478,373	$(2,626,445)	$(49,526)

See Notes to Financial Statements.

MARCO HI-TECH JV, LTD.
[NEURO-HITECH PHARMACEUTICALS, INC. AS OF JANUARY 24, 2006 [NOTE 9]]

STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2 0 0 5	2 0 0 4

Operating Activities:
Net [Loss]	$(954,841)	$(712,781)
Adjustments to Reconcile Net [Loss] to Net Cash [Used for] Operating Activities:

Changes in Assets and Liabilities:
[Increase] Decrease in:
Accounts Receivable	(29,370)	(3,690)
Inventory	12,587	(9,642)
Due to/from Affiliate	27,669	38,548
Prepaid Expenses	472,345	160,483
Income Tax Receivable	35,067	—

Increase [Decrease] in:
Accounts Payable and Accrued Expenses	22,457	13,054
Total Adjustments	540,755	198,753

Net Cash - Operating Activities	(414,086)	(514,028)

Financing Activities:
Proceeds from the Issuance of Preferred Stock	—	500,000
Net [Decrease] in Cash and Cash Equivalents	(414,086)	(14,028)

Cash and Cash Equivalents - Beginning of Years	504,692	518,720
Cash and Cash Equivalents - End of Years	$90,606	$504,692

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$—	$14
Income Taxes	$—	$—

See Notes to Financial Statements.

MARCO HI-TECH JV, LTD.
[NEURO-HITECH PHARMACEUTICALS, INC. AS OF JANUARY 24, 2006 [NOTE 9]]
NOTES TO FINANCIAL STATEMENTS

[1] Nature of Operations

Marco Hi-Tech JV, Ltd. ["Marco"] was incorporated in 1996. Marco's operations consisted of supplying various raw materials and ingredients to the nutrition industry. Marco changed its operations during 2002. The Company currently is focused on the coordinating of research and development studies related to the development of a clinically proven treatment for Alzheimer's disease [Note 9].

[2] Summary of Significant Accounting Policies

Cash and Cash Equivalents - For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

We have no cash equivalents as of December 31, 2005.

Accounts Receivable - As of December 31, 2005, upon evaluation of our accounts receivable, management estimates that all receivables will be collectible. Accordingly, we have not established an allowance for doubtful accounts.

Inventory - Inventory is stated at the lower of average cost or market.

Use of Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - Revenues from product sales are recognized when products are shipped to the customer.

Research and Development Costs - All research and development costs are expensed as incurred and include costs paid to sponsored third parties to perform research and conduct clinical trials.

Concentrations of Credit Risk - Financial statement items which potentially subject us to concentrations of credit risk are cash and cash equivalents and trade accounts receivable arising from our normal business activities. To mitigate cash risks, we place our cash with a high credit quality financial institution. At December 31, 2005, we had approximately $19,000 in this financial institution that is subject to normal credit risk beyond federally insured amounts. We routinely assess the financial strength of our customers and based upon factors concerning credit risk, establish an allowance for uncollectible accounts, if deemed necessary.

MARCO HI-TECH JV, LTD.
[NEURO-HITECH PHARMACEUTICALS, INC. AS OF JANUARY 24, 2006 [NOTE 9]]
NOTES TO FINANCIAL STATEMENTS, Sheet #2

[2] Summary of Significant Accounting Policies [Continued]

Earnings Per Share - We have adopted the provisions of SFAS No. 128. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

Stock-Based Compensation - We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized because the exercise prices of these employee stock options equal or exceed the estimated fair market value of the underlying stock on the dates of grant.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first interim or annual period beginning after December 15, 2005. We will adopt SFAS 123R effective January 1, 2006. SFAS 123R requires companies to adopt its requirements using a "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. The "modified retrospective" method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We have not yet determined what effect, if any, this change will have on future periods.

MARCO HI-TECH JV, LTD.
[NEURO-HITECH PHARMACEUTICALS, INC. AS OF JANUARY 24, 2006 [NOTE 9]]
NOTES TO FINANCIAL STATEMENTS, Sheet #3

[2] Summary of Significant Accounting Policies [Continued]

Reclassification - Certain items in the comparative financial statements have been reclassified to conform to the current year's presentation.

Income Taxes - We follow the provisions of Statement of Financial Accounting Standards ["SFAS"] No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and available net operating loss carryforwards and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

[3] Research and License Agreement

During 1997, we entered into an agreement with the Mayo Foundation for Medical Education and Research [the "Mayo Foundation"]. In accordance with this agreement, the Mayo Foundation granted us a license to use its patent rights for the development of a clinically proven treatment for Alzheimer’s Disease. The amounts payable to the Mayo Foundation under this agreement are as follows:

Royalties - Initial royalty payment of $ 82,500. Amount is nonrefundable and does not represent an advance on future royalties.

Five percent (5%) of the Net Sales of any Licensed Product
One percent (1%) of the Net Sales of any Natural Product

Minimum annual royalties of $300,000 beginning in the year we receive approval from the Food and Drug Administration ["FDA"].

As of December 31, 2005, we continue to coordinate the research and development efforts needed in order to complete the clinical studies and have not received FDA approval. In addition, there have not been any sales of any licensed product during the year ended December 31, 2005.

Milestone Royalties - We are to pay the Mayo Foundation royalties upon the occurrence of certain milestones throughout the process of ultimately obtaining FDA approval. The total amount of royalties payable under these milestones are $3,225,000. As of December 31, 2005, we have paid $25,000 in milestone royalties. This amount is attributed to achieving the first milestone; the FDA approval of an investigational new drug application.

Maintenance Royalties - We are to pay the Mayo Foundation $10,000 each year until the time we obtain FDA approval.

The initial royalty payment of $82,500 along with the milestone and maintenance royalty payments of $25,000 and $10,000, respectively, were charged to research and development costs. Upon the expiration of the Mayo Foundation's last-to-expire patents related to the licensed product, the agreement expires and there will be no further royalty obligation to the Mayo Foundation.

MARCO HI-TECH JV, LTD.
[NEURO-HITECH PHARMACEUTICALS, INC. AS OF JANUARY 24, 2006 [NOTE 9]]
NOTES TO FINANCIAL STATEMENTS, Sheet #4

[4] Clinical Research Agreement

During 2003, we entered into a Clinical Research Agreement with a University. In accordance with this agreement, the University shall carry out agreed upon research pertaining to the development of an FDA approved treatment for Alzheimer’s Disease. The costs associated with this agreement total $ 3,146,667. This amount will be partially funded by the National Institutes of Health [the "NIH"] which is part of the U.S. Department of Health and Human Services. The NIH grant amount is $1,300,000. Our portion of the total cost of $1,846,667 is payable to the University in several installments no later than August 31, 2007. The installments are due based upon the occurrence of certain events. In accordance with this agreement, upon contract signing, we paid $660,000, and upon the enrollment of the first subject, we paid $165,000. These amounts are expensed as research and development costs as the costs are incurred. As of December 31, 2005, we have expensed $1,033,731 of these amounts. As of December 31, 2005, expenses incurred have exceeded payments by $41,453 and a liability has been accrued as a component of accrued expenses.

This agreement expires on August 31, 2007.

[5] Securities Purchase Agreement

In July of 2003, we entered into an agreement with an investor for the sale of our Series B Convertible Preferred stock. In accordance with the Agreement, we authorized the issuance and sale to the investor of 15,000 shares of the Series B Convertible Preferred Stock and the reservation of an aggregate of 980,568 shares of Common Stock for issuance upon conversion of the Preferred Stock. The 15,000 shares of Series B Convertible Preferred Stock were to be sold in three equal installments of 5,000 shares at each scheduled closing date. The sales price was $100 per share for an aggregate price of $500,000 for each individual closing. As of December 31, 2004, we received $1,000,000 under this Agreement for the sale of 10,000 shares to the Investor. In January 2005, the investor chose not to participate in the third closing. Instead, the investor converted the 10,000 Series B preferred shares into 654,112 common shares.

[6] Income Taxes

For 2005 and 2004, we have current income tax expense of $-0- and $-0-, respectively. Deferred taxes based upon differences between the financial statements and tax basis of assets and liabilities and available net operating loss carryforwards are summarized as follows:

	As of December 31,
	2 0 0 5	2 0 0 4

Net Operating Loss Carryforward	$1,160,107	$730,429
Valuation Allowance	(1,160,107)	(730,429)
Totals.	$—	$—

For the years ended December 31, 2005 and 2004, the valuation allowance for net deferred tax assets increased $429,678 and $319,000, respectively. Based upon the level of historical tax losses, we have established the valuation allowance against the entire net deferred tax asset.

MARCO HI-TECH JV, LTD.
[NEURO-HITECH PHARMACEUTICALS, INC. AS OF JANUARY 24, 2006 [NOTE 9]]
NOTES TO FINANCIAL STATEMENTS, Sheet #5

[6] Income Taxes [Continued]

As of December 31, 2005, we have net operating loss carryforward of $2,588,452. Our net operating loss carryforward at December 31, 2005 expire as set forth in the following table.

Year Carryforwards Expire	Amount

2012	$153,452
2021	20,932
2022	112,578
2023	633,968
2024	712,681
2025	954,841
$2,588,452

The utilization of the net operating loss could be limited based upon provisions established in Section 382 of the Internal Revenue Code.

[7] Stockholders' Equity

During 2004, as part of a Securities Purchase Agreement [Note 5], we completed the sale of 5,000 shares of Series B Convertible Preferred Stock, Par Value $1.00 per share, at an issue price of $100 per share.

Series A and B shares could be converted, at any time by each holder into shares of Common Stock equal to; the original issuance price of the shares divided by the conversion price. The original issuance price per share for both Series A and B shares is $100 per share. The Conversion Price is $1.2323 per Series A share and $1.52879 per Series B share. The original issuance price is subject to adjustment for any stock splits, stock dividends, recapitalizations or the like.

[8] Related Party Transactions

During 2005 and 2004, we have recorded allocated salary and payroll taxes totaling $8,640 and $8,978, respectively. These expenses are allocated from an affiliated company. In November 2005, we borrowed $25,000 from an affiliated company. The affiliate is related through common ownership. During 2005 and 2004, we did not incur any rent expense. The use of office space is provided by an entity owned by our majority shareholder and is considered to be immaterial. This arrangement is expected to remain the same for 2006.

MARCO HI-TECH JV, LTD.
[NEURO-HITECH PHARMACEUTICALS, INC. AS OF JANUARY 24, 2006 [NOTE 9]]
NOTES TO FINANCIAL STATEMENTS, Sheet #6

[9] Subsequent Events

On January 24, 2006, we entered into an Agreement and Plan of Reorganization with Neuro-Hitech Pharmaceuticals, Inc. [formerly Northern Way Resources, Inc.]. Neuro-Hitech Pharmaceuticals, Inc. acquired 100% of our outstanding stock in exchange for 6,164,006 shares of their common stock. This type of transaction is a capital transaction in substance, rather than a business combination. It is equivalent to the issuance of our stock for net monetary assets, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded. For accounting purposes, we are the acquiring entity.

The following unaudited pro forma combined results of operations accounts for the acquisition as if it had occurred at the beginning of the fiscal years presented.

	2 0 0 5	2 0 0 4

Total Revenue	$208,343	$159,264

Net [Loss]	$(974,923)	$(727,541)

Basic and Diluted [Loss] Per Common Share	$(.12)	$(.09)

Weighted Average Number of Common Shares Outstanding for Basic and Diluted [Loss] Per Common Share	7,961,506	7,961,506

These proforma amounts may not be indicative of results that actually would have occurred if the combination had been in effect on the date indicated or which may be obtained in the future.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEURO-HITECH PHARMACEUTICALS, INC.

Date: March 31, 2006	By:	/s/ Reuben Seltzer

Name: Reuben Seltzer Title: President, Chief Executive Officer and Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Reuben Seltzer	President, Chief Executive Officer,	March 31, 2006
Reuben Seltzer	Principal Executive Officer and Director

/s/ Nicholas LaRosa	Chief Financial Officer and	March 31, 2006
Nicholas LaRosa	Principal Accounting Officer

/s/ John Abernathy	Director	March 31, 2006
John Abernathy

/s/ Mark Auerbach	Director	March 31, 2006
Mark Auerbach

/s/ Alan Kestenbaum	Director	March 31, 2006
Alan Kestenbaum