Form 10QSB
period 2006-03-31
NEURO-HITECH PHARMACEUTICALS INC
filed 2006-05-15
CIK 1328511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(212) 798-8100

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ࿲

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             ࿲ Yes     ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: May 8, 2006

Common Stock   9,441,506
Class A Common Stock                  100

Transitional Small Business Disclosure Format (check one):
࿲    Yes       ☒  No

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Neuro-Hitech Pharmaceuticals, Inc
Balance Sheets

(Unaudited)
ASSETS	31-Mar-06
Current Assets
Cash & Cash Equivalents	$4,256,532
Accounts Receivable	74,490
Inventory	24,552
Prepaid Expenses	329,215
Total Current Assets	4,684,789

Total Assets	$4,684,789

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable & Accrued Expenses	$474,840
Total current Liabilities	474,840

Stockholders' Equity (Deficit):
Preferred Stock
Authorized: 5,000,000, Issued & Outstanding: 0 $.001 Par Value
Common Stock Class A	-
Authorized: 100, Issued & Outstanding: 100 $.001 Par Value
Common Stock:
Authorized: 44,999,900, Issued & Outstanding: 9,441,606 $.001 Par Value	9,441
Common Stock:
Authorized: 8,654,112 Issued & Outstanding $.01 Par .Value	-
Paid in Capital	7,738,368
Accumulated Deficit	(3,537,860)
Total Stockholders' Equity (Deficit)	4,209,949

Total Liabilities and Stockholders' Equity	$4,684,789

The accompanying notes are an integral part of these consolidated financial statements.

Neuro-Hitech Pharmaceuticals, Inc
Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2006	2005
Sales	$68,040	$56,700
Cost of Goods Sold	(28,198)	(19,449)

Gross Profit	39,842	37,251

Operating Expenses
Selling, general and administrative	(223,711)	(90,547)
Research and Development	(669,012)	(106,396)
Stock Based Compensation	(89,012)	-

Total Operating Expenses	(981,736)	(196,943)
Operating (Loss)	(941,893)	(159,692)

Other Income
Interest/Dividend Income	30,479	2,561

Total Other Expenses	30,479	2,561

(Loss) before Provisions for IncomeTaxes	(911,415)	(157,131)

Provisions for IncomeTaxes	-	-

Net (Loss)	(911,415)	(157,131)

Basic and Diluted Loss per common share:	(0.10)	(0.02)

Weighted Average Number of Common Shares:	8,974,839	8,654,112

The accompanying notes are an integral part of these consolidated financial statements.

Neuro-Hitech Pharmaceuticals, Inc
Statement of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	(911,415)	(157,131)

Adjustments to Reconcile Net loss to net cash used in Operating Activities:
Stock Based Compensation Expense	89,012	-
Change in operating assets and liabilities:
(Increase) Decrease in Assets:
Accounts Receivable	(22,365)	(33,945)
Pre Payments	(329,215)	91,040
Inventory	(24,552)	(6,051)
Increase (Decrease) in Liabilities:
Accounts Payable and Accrued Expenses	282,585	32,843
Total adjustments	(4,535)	83,887
Net cash used in operating activities	(915,950)	(73,244)

Cash flows from financing activities:	-	-
Net Proceeds from Private Placement	4,085,874	-
Net Proceeds from Sale of Stock	996,002	-

Net cash used in Financing activities	5,081,876	-

Net increase (decrease) in cash and cash equivalents	4,165,926	(73,244)

Cash and cash equivalents, beginning of period	90,606	504,692

Cash and cash equivalents, end of period	4,256,532	431,448

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

(1)	Nature and Continuance of Operations

Neuro-Hitech Pharmaceuticals, Inc. (the “Company”) is an early stage pharmaceutical company engaged in the development and commercialization of Huperzine A (“HupA”) for a variety of degenerative neurological disorders. Through a collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”), formed in 1991 as a cooperative agreement between the National Institute of Aging and the University of California San Diego, for advancing the research of drugs for treating patients with Alzheimer’s disease (“AD”), the National Institutes of Health (“NIH”) and Georgetown University Medical Center (“Georgetown”), the Company has completed Phase I studies and is currently conducting Phase II clinical trials for HupA. HupA is a cholinesterase inhibitor that the Company believes may be effective in the treatment of AD and Mild Cognitive Impairment (“MCI”), although, to date, its efforts have been focused upon HupA’s effectiveness in AD.

Basis of Presentation

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

The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2005.

(2)	Summary of Significant Accounting Policies

Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the December 31, 2005 Form 10-KSB.

Basic and Diluted Loss Per Share

Basic earnings (loss) per share reflect the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflect basic earnings (loss) per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities (options or warrants) into common stock.

As of March 31, 2006 options and warrants issued to employees and consultants pursuant to the Company’s long-term stock incentive plan to purchase an aggregate of 800,000 shares of common stock at $2.50 per share were authorized. Approximately 625,000 options are outstanding to date. In connection with a private placement of its securities, in January 2006, the Company granted warrants to purchase an aggregate of 537,500 shares of common stock at prices ranging from $2.50 to $5.00. In June 1997 the Company granted warrants to purchase an aggregate of 82,000 shares of common stock for approximately $.92 per share.

For the three month periods ended March 31, 2006 the Company recorded a loss and as a result, the average number of common shares used in the calculation of basic and diluted loss per share have not been adjusted for the effects of potential common shares from unexercised stock options and warrants.

Stock-Based Compensation

In 2006, the Company began to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) “Share-Based Payment.” For the three months ended March 31,2006, the Company recognized $89,012 of stock compensation expense. As of March 31, 2006, there was approximately $1,192,775 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.8 years.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2005 and March 31, 2006, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

(3)	Capital Stock

On January 17, 2006, Northern Way Resources, Inc., a Nevada corporation (“Northern-NV”) was merged with and into Northern Way Resources Inc., a Delaware corporation (“Northern-DE”) for the sole purpose of changing its state of incorporation from Nevada to Delaware pursuant to an Agreement and Plan of Merger dated January 12, 2006 (“Reincorporation Merger Agreement”), which was approved through an action by written consent of a majority of the stockholders on January 12, 2006 (“Reincorporation Merger”). Under the terms of the Reincorporation Merger, each share of Northern-NV was exchanged for one share of Northern-DE. In connection with the Reincorporation Merger, Northern-DE changed its name to Neurotech Pharmaceuticals, Inc. (“Neurotech”).

On January 24, 2006 Neurotech entered into an Agreement of Merger and Plan of Reorganization by and among Neurotech, Marco Hi-Tech JV Ltd., a privately held New York corporation, and Marco Acquisition I, Inc., a newly formed wholly-owned Delaware subsidiary of Neurotech ("Acquisition Sub"). Upon closing of the merger transactions contemplated under the Merger Agreement Acquisition Sub was merged with and into Marco, and Marco became a wholly-owned subsidiary of Neurotech.

On January 25, 2006, Neurotech filed a Certificate of Amendment to its Certificate of Incorporation in the State of Delaware in order to change its name to Neuro-Hitech Pharmaceuticals, Inc. (“Neuro-Hitech”).

Immediately after the closing of the Merger on January 24, 2006, there were 7,691,506 shares of Neuro-Hitech Common Stock issued and outstanding and 100 shares of Neuro-Hitech Class A Common Stock issued and outstanding.

Subsequent to the closing of the Merger, Neuro-Hitech completed a private offering to accredited investors of units, with each unit consisting of (i)10,000 shares of Neuro-Hitech Common Stock and (ii) a detachable, transferable three-year warrant to purchase 2,500 shares of Neuro-Hitech Common Stock, and received gross proceeds of $4,375,000 at the completion of the private offering. $3,250,000 of the proceeds were accepted by Neuro-Hitech on January 24, 2006, $862,500 in private placement proceeds were accepted by Neuro-Hitech on January 27, 2006, $237,500 in private placement were accepted by Neuro-Hitech on February 2, 2006 and $25,000 in private placement were accepted by Neuro-Hitech on March 2, 2006.

(4)	Material Definitive Agreements

On March 15, 2006, the Company entered into a Development Agreement with Xel Herbaceuticals, Inc. (“XEL”) for XEL to develop a Huperzine A Transdermal Delivery System (the “Product”). Under the terms of the Agreement, the Company paid XEL a $250,000 fee upon the execution of the Agreement and will pay XEL $92,500 per month during the development of the Product, which development is estimated to take approximately 16 months. The monthly payment is subject to quarterly adjustment and subject to a limit on aggregate development cost overruns of $250,000.  XEL has agreed to pay any cost overruns in excess of $250,000.

On February 1, 2006, the Company entered into an exclusive development agreement with Org Syn Laboratory, Inc. (“Org Syn”) for the development by Org Syn of synthetic Huperzine A, in accordance with the terms of the Agreement. Org Syn is entitled to receive an aggregate of $175,894 upon the execution of the Agreement, $175,916 six months from the execution date and an additional $67,664 seven months from the execution date (subject to the achievement of certain milestones) for services rendered under the Agreement.

(5)	New Authoritative Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, FASB issued SFAS 156, Accounting for Servicing of Financial Assets-an amendment of SFAS 140. SFAS 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. SFAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.

The Company expects that the adoption of the new statements will not have a significant impact on its financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

All references to the “Company” for periods prior to the closing of the Merger refer to Marco, and references to the “Company” for periods subsequent to the closing of the Merger refer to Neuro-Hitech and its subsidiaries.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB .

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

Overall Operating Results

We had revenues from operations of $68,040 in the quarter ended March 31, 2006, a 20.0% increase from the $56,700 in revenue achieved from quarter ended March 31, 2005. The increase in revenue was a result of an increase in product sales to our single customer of natural huperzine and the sale of natural huperzine to certain strategic partners.

Cost of goods sold as a percentage of our revenue was 42% for the quarter ended March 31, 2006, compared with 35% for the quarter ended March 31, 2005. The increase in our cost of goods sold as a percentage of our revenue is largely attributable to the reduced price at which we sell natural huperzine to certain strategic partners. Our total selling, general and administrative expenses increased 147.1% from $90,547 in the quarter ended March 31, 2005 to $223,711 in the quarter ended March 31, 2006. The increase in these expenses is attributable to an increase in D&O insurance, compliance expenses associated with being a public company and legal costs.

Our research and development costs increased 528.8% from $106,396 in the quarter ended March 31, 2005 to $669,012 in the quarter ended March 31, 2006 largely as a result of an increase in the payments to sponsored third parties to perform research and conduct clinical trials. In 2006, we also incurred other expenses that we did not incur in 2005 as a result of accounting for stock options.

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

Capital Resources and Cash Requirements

Between January 2006 and March 2006, the Company received total gross proceeds of $4,375,000 from a private placement of securities to certain accredited investors that purchased an aggregate of 1,750,000 shares of the Company’s common stock and warrants to purchase 437,500 shares of the Company’s common stock (the “Offering”).

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

On February 1, 2006, Neuro-Hitech Pharmaceuticals, Inc. entered into an exclusive development agreement with Org Syn Laboratory, Inc. (“Org Syn”) for the development by Org Syn of synthetic Huperzine A, in accordance with the terms of the Agreement. Org Syn is entitled to receive an aggregate of $175,894 upon the execution of the Agreement, $175,916 six months from the execution date and an additional $67,664 seven months from the execution date (subject to the achievement of certain milestones) for services rendered under the Agreement.

On March 15, 2006, the Company entered into a Development Agreement with Xel Herbaceuticals, Inc. (“XEL”) for XEL to develop a Huperzine A Transdermal Delivery System (the “Product”). Under the terms of the Agreement, the Company paid XEL a $250,000 fee upon the execution of the Agreement and will pay XEL $92,500 per month during the development of the Product, which development is estimated to take approximately 16 months. The monthly payment is subject to quarterly adjustment and subject to a limit on aggregate development cost overruns of $250,000.  XEL has agreed to pay any cost overruns in excess of $250,000.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management’s application of accounting policies.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

There have been no significant changes during the quarter covered by this report in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

PART II  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On each of January 24, 2006, January 27, 2006, January 30, 2006 and March 2, 2006, the Company received gross proceeds of $3,250,000, $862,500, $237,500 and $25,000, respectively, from a private placement of the Company’s securities to certain accredited investors that purchased an aggregate of 1,750,000 shares of the Company’s common stock and warrants to purchase 437,500 shares of the Company’s common stock (the “Offering”).

The Offering was made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act. None of the Warrants or our Common Stock, or shares of our Common Stock underlying such securities, were registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.

All sales in connection with the Offering were made by officers and directors of the Company.

The Company entered into a registration rights agreement in connection with the Offering obligating the Company file a registration statement for the resale under the Securities Act the 1,750,000 shares issued in the Offering and the 437,500 shares issuable upon exercise of the warrants issued in the Offering by April 2006. The Company has determined to defer the filing of the registration statement, and as a result, under the terms of the agreement, the Company is obligated to issue to the holder of these shares and warrants additional shares with a fair market value of one percent for each 30 days the registration is deferred, up to a maximum of six percent of the original investment.

Item 4. Submission of Matters to a Vote of Security Holders.

On January 17, 2006, Northern Way Resources, Inc., a Nevada corporation (“Northern-NV”) was merged with and into Northern Way Resources Inc., a Delaware corporation (“Northern-DE”) for the sole purpose of changing its state of incorporation from Nevada to Delaware pursuant to an Agreement and Plan of Merger dated January 12, 2006 (“Reincorporation Merger Agreement”), which was approved through an action by written consent of a majority of the stockholders on January 12, 2006 (“Reincorporation Merger”). Under the terms of the Reincorporation Merger, each share of Northern-NV was exchanged for one share of Northern-DE. In connection with the Reincorporation Merger, Northern-DE changed its name to Neurotech Pharmaceuticals, Inc. (“Neurotech”).

On January 24, 2006 Neurotech entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) by and among Neurotech, Marco Hi-Tech JV Ltd., a privately held New York corporation ("Marco"), and Marco Acquisition I, Inc., a newly formed wholly-owned Delaware subsidiary of Neurotech (“Acquisition Sub”). Upon closing of the merger transactions contemplated under the Merger Agreement (the “Merger”), Acquisition Sub was merged with and into Marco, and Marco became a wholly-owned subsidiary of Neurotech. The Merger and Merger Agreement were approved through an action by written consent of a majority of the stockholders of Neurotech on January 19, 2006. The adoption of the 2006 Incentive Stock Plan and the 2006 Non-Employees Directors Stock Option Plan were also approved through action by written consent of a majority of the stockholders of Neurotech.

On January 25, 2006, Neurotech filed a Certificate of Amendment to its Certificate of Incorporation in order to change its name to Neuro-Hitech Pharmaceuticals, Inc. The adoption of that amendment was approved on January 24, 2006 through an action by written consent of a majority of the stockholders of Neurotech.

Item 6. Exhibits.

Exhibit List

Exhibit No.	Description

10.1	Development Agreement dated February 1, 2006, between the Company and Org Syn Laboratory, Inc.
10.2	Development Agreement dated March 15, 2006, between the Company and Xel Herbaceuticals, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neuro-Hitech Pharmaceuticals, Inc.
(Registrant)
Date: May 15, 2006	/s/ Reuben Seltzer
Reuben Seltzer
President and Chief Executive Officer

Date: May 15, 2006	/s/ David Barrett
David Barrett
Chief Financial Officer