Form 10QSB
period 2006-06-30
NEURO-HITECH PHARMACEUTICALS INC
filed 2006-08-14
CIK 1328511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number  000-51887

NEURO-HITECH, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	20-4121393
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

One Penn Plaza, Suite 1503, New York, NY 10119
(Address of Principal Executive Offices)

(212) 594-1215
(Issuer’s Telephone Number, Including Area Code)

NEURO-HITECH PHARMACEUTICALS, INC.
(Former Name, Former Address and Former Fiscal Year
If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: August 4, 2006

Common Stock	9,441,506
Class A Common Stock	100

Transitional Small Business Disclosure Format (check one):
☐ Yes ☒ No

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Neuro-HiTech, Inc
Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash & Cash Equivalents	$3,517,968	$90,606
Accounts Receivable	9,425	52,125
Inventory	19,602	—
Prepaid Expenses	61,747	—
Deferred Charges	266,890	—
Total Current Assets	3,875,632	142,731

Furniture & Fixtures, net	8,746	—

Total Assets	$3,884,378	$142,731

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable & Accrued Expenses	$485,256	$192,257
Total current Liabilities	485,256	192,257

Stockholders' Equity
Preferred Stock:
Authorized: 5,000,000, Issued & Outstanding: 0 & 1,200,500 $.01 Par Value	—	12,005
Common Stock Class A:
Authorized: 100, Issued & Outstanding: 100 & 0 $.001 Par Value	—	—
Common Stock:
Authorized: 44,999,900, Issued & Outstanding: 9,441,606 & 0 $.001 Par Value	9,441	—
Common Stock:
Authorized: 8,654,112, Issued & Outstanding: 0 & 8,654,000 $.01 Par Value	—	86,541
Paid in Capital	7,781,185	2,478,373
Accumulated Deficit	(4,391,504)	(2,626,445)
Total Stockholders' Equity	3,399,122	(49,526)

Total Liabilities and Stockholders' Equity	$3,884,378	$142,731

The accompanying notes are an integral part of these consolidated financial statements.

Neuro-HiTech, Inc
Statement of Operations
(Unaudited)

	Three Months Ended June 30, 2006	June 30, 2005	Six Months Ended June 30, 2006	June 30, 2005

Sales	$9,300	$93,366	$77,340	$150,066
Cost of Goods Sold	(1,328)	(31,651)	(29,526)	(51,100)
Gross Profit	7,972	61,715	47,814	98,966

Operating (Expenses)
Selling general & Administrative	(272,655)	(104,240)	(496,366)	(194,787)
Research and Development	(524,606)	(91,040)	(1,193,618)	(197,436)
Stock Based Compensation	(106,815)	—	(195,827)	—

Total Operating Expenses	(904,076)	(195,280)	(1,885,812)	(392,223)
Operating (Loss)	(896,104)	(133,565)	(1,837,997)	(293,257)

Other Income
Interest/Dividend Income	42,459	1,863	72,938	4,424
Total Other Income	42,459	1,863	72,938	4,424

(Loss) before Provisions for IncomeTaxes	(853,645)	(131,703)	(1,765,059)	(288,834)

Provisions for Income Taxes	—	—	—	—

Net (Loss)	$(853,645)	$(131,703)	$(1,765,059)	$(288,834)

Basic and Diluted (Loss) per common share	$(0.09)	$(0.02)	$(0.19)	$(0.03)

Weighted Average Number of Common Shares	9,441,606	8,654,112	9,339,232	8,654,112

The accompanying notes are an integral part of these consolidated financial statements.

Neuro-HiTech, Inc
Statement of Changes in Stockholders' Equity
(Unaudited)

	Preferred Stock Series A	Common Stock	Paid In Capital	Accumulated (Deficit)	Total

Balance at December 31, 2005	$12,005	$86,541	$2,478,373	$(2,626,445)	$(49,526)

Issuance of common stock, net	—	2,414	5,017,880	—	5,020,294
Stock Options	—	—	195,827	—	195,827
Reorganization of Stock related to merger with Northern Way	(12,005)	(79,514)	89,105	—	(2,414)
Net (Loss)	—	—	—	(1,765,059)	(1,765,059)
Balance at June 30, 2006	$—	$9,441	$7,781,185	$(4,391,504)	$3,399,122

The accompanying notes are an integral part of these consolidated financial statements.

Neuro-HiTech, Inc
Statement of Cash Flows
(Unaudited)
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net loss	$(1,765,059)	$(288,834)

Adjustments to Reconcile Net loss to net cash used in Operating Activities:
Stock Based Compensation Expense	195,827	—
Depreciation Expense	250	—

Change in operating assets and liabilities:
(Increase) Decrease in Assets:
Accounts Receivable	42,700	(13,230)
Pre Payments	(249,246)	182,080
Inventory	(23,618)	(250)
Increase (Decrease) in Liabilities:
Accounts Payable and Accrued Expenses	217,623	(47,565)
Total adjustments	183,536	121,035
Net cash used in operating activities	(1,581,523)	(167,798)

Cash flows from investing activities:
Capital Expenditures	(8,995)	—
Net cash used in Investing activities	(8,995)	—

Cash flows from financing activities:
Net Proceed from Private Placement	4,021,878	—
Net Proceed From Sale of Stock	996,002	—
Net cash used in Financing activities	5,017,880	—

Net increase (decrease) in cash and cash equivalents	3,427,362	(167,798)

Cash and cash equivalents, beginning of period	$90,606	$504,692

Cash and cash equivalents, end of period	$3,517,968	$336,894

Supplemental cash flow information
Cash paid for taxes	—	—
Cash paid for interest	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

(1)	Nature and Continuance of Operations

Neuro-Hitech, Inc. (the “Company” or “Neuro-Hitech”) is an early stage pharmaceutical company engaged in the development and commercialization of huperzine A for Alzheimer’s disease and other degenerative neurological disorders. Through a collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”), formed in 1991 as a cooperative agreement between the National Institute of Aging and the University of California San Diego, for advancing the research of drugs for treating patients with Alzheimer’s disease (“AD”), the National Institutes of Health (“NIH”) and Georgetown University Medical Center (“Georgetown”), the Company has completed two Phase I studies and is currently conducting a Phase II clinical trial for huperzine A. Huperzine A is a cholinesterase inhibitor that the Company believes may be effective in the treatment of AD and Mild Cognitive Impairment (“MCI”), although, to date, its efforts have been focused upon huperzine A’s effectiveness in AD.

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

As of June 30, 2006 options and warrants issued to employees and consultants pursuant to the Company’s long-term stock incentive plan to purchase an aggregate of 800,000 shares of common stock at $2.50 per share were authorized. Approximately 625,000 options are outstanding to date. In connection with a private placement of its securities, in January 2006, the Company granted warrants to purchase an aggregate of 537,500 shares of common stock at prices ranging from $2.50 to $5.00. In June 1997 the Company granted warrants to purchase an aggregate of 48,000 shares of common stock for approximately $.92 per share.

For the three month periods ended June 30, 2006 the Company recorded a loss and as a result, the average number of common shares used in the calculation of basic and diluted loss per share have not been adjusted for the effects of potential common shares from unexercised stock options and warrants.

Stock-Based Compensation

In 2006, the Company began to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) “Share-Based Payment.” For the six months ended June 30, 2006, the Company recognized $195,829 of stock compensation expense. As of June 30, 2006, there was approximately $1,085,958 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.8 years.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2005 and June 30, 2006, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

On January 24, 2006 Neurotech entered into an Agreement of Merger and Plan of Reorganization by and among Neurotech, Marco Hi-Tech JV Ltd., a privately held New York corporation, and Marco Acquisition I, Inc., (“Acquisition Sub”) a newly formed wholly-owned Delaware subsidiary of Neurotech. Upon closing of the merger transactions contemplated under the Merger Agreement Acquisition Sub was merged with and into Marco, and Marco became a wholly-owned subsidiary of Neurotech.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

RIDER 1

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act). To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” “projects” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include those outlined in “Risk Factors” found within our Annual Report on Form 10-KSB and include, without limitation, the Company’s limited cash and ability to raise capital to finance the growth of the Company’s operations, the ability of the Company to develop its products and obtain necessary governmental approvals, the Company’s ability to protect its proprietary information, the Company’s ability to attract or retain qualified personnel, including scientific and technical personnel and other risks detailed from time to time in the Company’s filings with the SEC, or otherwise.

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

History

We were originally formed on February 1, 2005, as Northern Way Resources, Inc., a Nevada corporation, for the purpose of acquiring exploration and early stage natural resource properties. On January 24, 2006, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among us, Marco Hi-Tech JV Ltd., a privately held New York corporation (“Marco”), and Marco Acquisition I, Inc., a newly formed wholly-owned Delaware subsidiary of ours (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), Acquisition Sub was merged with and into Marco, and Marco became a wholly-owned subsidiary of ours. The merger was consummated on that date and in connection with that merger, we changed our name to Neuro-Hitech Pharmaceuticals, Inc. We changed the name of our company to Neuro-Hitech, Inc. (“Neuro-Hitech”) effective August 11, 2006.

Marco was incorporated in the State of New York on December 11, 1996. Through 2005, Marco conducted analytical work and clinical trials of huperzine A and was focused primarily on licensing proprietary HupA technology from independent third-party developers and investigators, including the Mayo Foundation, and until such time operated with no full-time employees and minimal internal resources. In addition, from time to time, Marco has imported and sold inventories of natural huperzine and other dietary supplement ingredients to vitamin and supplement suppliers to generate revenues. In 2005, Marco decided to raise additional capital to pursue additional approvals and undertake necessary studies for the development and commercialization of HupA, including funding development and securing rights to third-party transdermal patch technology and may change its manner of operations to reflect increased activity, including personnel needs.

Overall Operating Results

The following discussion provides a comparison of our results from operations for the quarter ended June 30, 2006 to the quarter ended June 30, 2005.

We had revenues from operations of $9,300 in the quarter ended June 30, 2006, a 90% decrease from the $93,366 in revenue achieved from quarter ended June 30, 2005. The decrease in revenue was a result of a decrease in product sales to our single customer of natural huperzine.

Cost of goods sold as a percentage of our revenue was 14% for the quarter ended June 30, 2006, compared with 34% for the quarter ended June 30, 2005. The decrease in our cost of goods sold as a percentage of our revenue was a result of a minor adjustment of approximately $3,000 between the value of inventory in the quarter ended June 30, 2006 and the quarter ended June 30, 2005. Our total selling, general and administrative expenses increased 162% from $104,240 in the quarter ended June 30, 2005 to $272,655 in the quarter ended June 30, 2006. The increase in these expenses is attributable to an increase in compliance expenses associated with being a public company, consulting fees, employee salary and legal costs.

Our research and development costs increased 476% from $91,040 in the quarter ended June 30, 2005 to $524,606 in the quarter ended June 30, 2006. The increase in our research and development expenses is attributable to payments made pursuant to contracts between the Company and each of Org Syn Laboratory, Inc. (“Org Syn”) and Xel Herbaceuticals, Inc. (“XEL”) for the development of synthetic huperzine A and our transdermal patch, respectively. These contracts were executed during the quarter ended March 31, 2006 and include recurring monthly payments which were made during each month of the quarter ended June 30, 2006.

Plan of Operation

The Company is an early stage pharmaceutical company engaged in the development and commercialization of huperzine A for Alzheimer’s disease and other degenerative neurological disorders. Through a collaboration with ADCS, and Georgetown, the Company has completed two Phase I studies and is currently conducting a Phase II clinical trial for huperzine A. Huperzine A is a cholinesterase inhibitor that the Company believes may be effective in the treatment of AD and MCI, although, to date, its efforts have been focused upon huperzine A’s effectiveness in AD. Subject to the Company’s ability to recruit participants for the study at the specified recruitment level, the Company presently anticipates that the current study will be completed in the first quarter of 2007, with data compilation expected to be completed in the third quarter of 2007. However, the Company is considering increasing the number of subjects in the study, which if implemented, would require additional recruitment. The results of recruitment are difficult to forecast and recruitment at a slower rate than anticipated could delay conclusion of such studies.

The Company’s current strategy is to make huperzine A available in both oral and transdermal form. As part of these efforts, on March 15, 2006, the Company entered into a development agreement with XEL to develop a transdermally delivered product. The Company believes that huperzine A can effectively be delivered transdermally because of its low dosage requirement, and low molecular weight. The Company currently intends to focus upon the development of collaborative, joint and strategic alliances and licensing arrangements with various pharmaceutical companies for marketing the Company’s products once FDA approval is obtained although there is no assurance that FDA approval will be obtained. The Company presently believes the estimated additional costs to bring the product to market as an oral dose drug, after completing two Phase III clinical trials, will be substantial and no assurances as to future cost can be made.

Upon obtaining FDA approval for huperzine A, it is anticipated that the Company’s collaborative partners, if the Company is successful in obtaining collaborative partners, will be primarily responsible for the sale and distribution of huperzine A products. Efforts will be made to reach licensing agreements with collaborative partners to participate in earlier phases of the drug development process for the Company’s products, reducing the likelihood of the need for it to obtain financing for the additional development costs. This strategy may enable the Company to gain access to the marketing expertise and resources of the Company’s potential partners, and to lower its capital requirements.

A marketing study funded by the Company has shown patient compliance is a crucial factor in determining patient and doctor choice in choosing a medication for AD. Often it is the responsibility of a caregiver to remind the patient to take the orally given medications. Recognizing this, the Company hopes to develop and license a multi-day transdermal patch, which, if successfully realized, will be able to be applied to the patient for more than one day. Although the Company’s primary focus is the commercialization of huperzine A, the Company may also investigate and consider other drugs and compounds with neurological applications.

Capital Resources and Cash Requirements

Between January 2006 and March 2006, the Company received total gross proceeds of $4,375,000 from a private placement of securities to certain accredited investors that purchased an aggregate of 1,750,000 shares of the Company’s common stock and warrants to purchase 437,500 shares of the Company’s common stock (the “Offering”).

The principal purposes of the funding from the Offering are to continue clinical trials, development of transdermal technologies, synthetic processes of huperzine A and general working capital. The Company may also use funds from the Offering to acquire additional products or technologies and for other working capital needs, such as the costs related to being a public company including SEC compliance. The proceeds of the Offering are not expected to be sufficient to provide funding to pursue many avenues of investigation of the technology and are planned to be primarily devoted to clinical testing and development of transdermal patch technology.

On February 1, 2006, Neuro-Hitech, Inc. entered into an exclusive development agreement with Org Syn for the development by Org Syn of synthetic huperzine A, in accordance with the terms of the Agreement. Org Syn is entitled to receive an aggregate of $175,894 upon the execution of the Agreement, $175,916 six months from the execution date and an additional $67,664 seven months from the execution date (subject to the achievement of certain milestones) for services rendered under the Agreement.

On March 15, 2006, the Company entered into a Development Agreement with XEL for XEL to develop a huperzine A Transdermal Delivery System (the “Product”). Under the terms of the Agreement, the Company paid XEL a $250,000 fee upon the execution of the Agreement and will pay XEL $92,500 per month during the development of the Product, which development is estimated to take approximately 16 months. The monthly payment is subject to quarterly adjustment and subject to a limit on aggregate development cost overruns of $250,000.  XEL has agreed to pay any cost overruns in excess of $250,000.

Although the Company has developed initial plans and assumptions related to its operations, management retains significant flexibility in applying a substantial portion of the net proceeds of the Offering. Pending use of the net proceeds, the Company may invest the net proceeds of the Offering in short-term, interest-bearing, investment-grade securities or accounts.

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

The Company anticipates, based on current plans and assumptions relating to operations, that its cash and cash equivalents are sufficient to satisfy its contemplated cash requirements to implement its business plan for at least the next twelve months. In the event that the Company’s cash and cash equivalents prove to be insufficient to fund the implementation of its business plan (due to a change in the Company’s plans or a material inaccuracy in its assumptions, or as a result of unanticipated expenses, technical difficulties or other unanticipated problems), the Company will be required to seek additional financing sooner than currently anticipated in order to proceed with such implementation. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable from any available source, the Company may have to delay, reduce the scope of or eliminate one or more of its research or development programs or product launches or marketing efforts which may materially harm the Company’s business, financial condition and results of operations.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

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

Neuro-Hitech, Inc. (Registrant)
Date: August 14, 2006	/s/ Reuben Seltzer
Reuben Seltzer President and Chief Executive Officer

Date: August 14, 2006	/s/ David Barrett
David Barrett Chief Financial Officer