Form 10QSB
period 2006-09-30
NEURO-HITECH PHARMACEUTICALS INC
filed 2006-11-14
CIK 1328511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes     ☒ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: October 10, 2006

Common Stock   9,441,506
Class A Common Stock                      100

Transitional Small Business Disclosure Format (check one):
☐ Yes     ☒ No

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Neuro-HiTech, Inc
Balance Sheets

ASSETS	(Unaudited) 9/30/2006	12/31/2005

Current Assets
Cash & Cash Equivalents	$2,827,753	$90,606
Accounts Receivable	158,150	52,125
Inventory	20,995	—
Prepaid Expenses	42,797	—
Deferred Charges	274,052	—
Total Current Assets	3,323,747	142,731
Furniture & Fixtures, net	7,996	—
Total Assets	$3,331,743	$142,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable & Accrued Expenses	$819,348	$192,257
Total current Liabilities	819,348	192,257
Stockholders’ Equity
Preferred Stock:
Authorized: 5,000,000, Issued & Outstanding: 0 &1,200,500 $.01 Par Value	—	12,005
Common Stock Class A:
Authorized: 100, Issued & Outstanding: 100 & 0 $.001 Par Value	—	—
Common Stock:
Authorized: 44,999,900, Issued & Outstanding: 9,441,606 & 0 $.001 Par Value	9,441	—
Common Stock:
Authorized: 8,654,112, Issued & Outstanding: 0 & 8,654,112 $.01 Par Value	—	86,541
Paid in Capital	7,888,001	2,478,373
Accumulated Deficit	(5,385,047)	(2,626,445)
Total Stockholders’ Equity	2,512,395	(49,526)
Total Liabilities and Stockholders’ Equity	$3,331,743	$142,731

The accompanying notes are an integral part of these consolidated financial statements.

Neuro-HiTech, Inc
Statements of Operations

	Three Months Ended September		Nine Months Ended September
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2006	2005	2006	2005
Sales	$182,800	$6,300	$260,140	$156,366
Cost of Goods Sold	(95,111)	(2,525)	(124,637)	(53,625)
Gross Profit	87,689	3,775	135,503	102,741
Operating (Expenses)
Selling General & Administrative	(326,269)	(100,268)	(822,635)	(295,054)
Research and Development	(685,401)	(97,116)	(1,879,020)	(294,553)
Stock Based Compensation	(106,815)	—	(302,642)	—
Total Operating Expenses	(1,118,485)	(197,384)	(3,004,297)	(589,607)
Operating (Loss)	(1,030,796)	(193,609)	(2,868,794)	(486,866)
Other Income
Interest/Dividend Income	37,254	2,608	110,192	7,033
Total Other Income	37,254	2,608	110,192	7,033
(Loss) before Provisions for IncomeTaxes	(993,542)	(191,001)	(2,758,602)	(479,833)
Provisions for Income Taxes	—	—	—	—
Net (Loss)	(993,542)	(191,001)	(2,758,602)	(479,833)
Basic and Diluted (Loss) per common share	(0.11)	(0.02)	(0.30)	(0.06)
Weighted Average Number of Common Shares	9,441,606	8,654,112	9,339,232	8,654,112

The accompanying notes are an integral part of these consolidated financial statements.

Neuro-HiTech, Inc
Statement of Changes in Stockholders’ Equity

	Preferred Stock	Common Stock	Paid In Capital	Accumulated (Deficit)	Total

Balance at January 1, 2005	$12,005	$86,541	$2,478,373	$(1,671,604)	$905,315
Net (Loss)	—	—	—	(954,841)	(954,841)
Balance at December 31, 2005	12,005	86,541	2,478,373	(2,626,445)	(49,526)
Reorganization of Common Stock related to merger with Northern Way	(12,005)	(79,514)	89,106	—	(2,413)
Issuance of common stock - Net	—	2,414	5,017,880	—	5,020,294
Stock Options	—	—	302,642	—	302,642
Net (Loss)	—	—	—	(2,758,602)	(2,758,602)
Balance at September 30, 2006	$—	$9,441	$7,888,001	$(5,385,047)	$2,512,395

The accompanying notes are an integral part of these consolidated financial statements.

Neuro-HiTech, Inc
Statement of Cash Flows
The nine months ended September 30, 2006-2005
	(Unaudited)	(Unaudited)
	9/30/2006	9/30/2005
Cash flows used in operating activities:
Net loss	$(2,758,602)	$(479,833)
Adjustments to Reconcile Net loss to net cash used in Operating Activities:
Stock Based Compensation Expense	302,642	—
Depreciation Expense	999	—
Change in operating assets and liabilities:
(Increase) Decrease in Assets:
Accounts Receivable	(106,025)	10,080
Prepaid Expenses	(319,144)	273,119
Inventory	(22,711)	(10,650)
Increase (Decrease) in Liabilities:
Accounts Payable and Accrued Expenses	631,103	(3,694)
Total adjustments	486,864	268,855
Net cash used in operating activities	(2,271,738)	(210,978)

Cash flows used in investing activities:
Capital Expenditures	(8,995)	—
Net cash from Investing activities	(8,995)	—
Cash flows from financing activities:
Net Proceed From Sale of Stock	5,020,294	—
Net cash used in Financing activities	5,020,294	—
Net increase (decrease) in cash and cash equivalents	2,739,561	(210,978)
Cash and cash equivalents, beginning of period	88,192	504,692
Cash and cash equivalents, end of period	$2,827,753	$293,714
Supplemental cash flow information
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2006
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

The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2005.

(2)	Summary of Significant Accounting Policies

Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the December 31, 2005 Form 10-KSB.

Basic and Diluted Loss Per Share

Basic earnings (loss) per share reflect the amount of earnings (loss) for the period attributable to each share of common stock outstanding during the reporting period. For the three and nine month periods ended September 30, 2006 the Company recorded a loss and as a result, the average number of common shares used in the calculation of basic and diluted loss per share have not been adjusted for the effects of potential common shares from unexercised stock options and warrants.

As of September 30, 2006 options and warrants issued to employees and consultants pursuant to the Company’s long-term stock incentive plan to purchase an aggregate of 800,000 shares of common stock at $2.50 per share were authorized. Approximately 625,000 options are outstanding to date. In connection with a private placement of its securities, in January 2006, the Company granted warrants to purchase an aggregate of 537,500 shares of common stock at prices ranging from $2.50 to $5.00. In June 1997 the Company granted warrants to purchase an aggregate of 48,000 shares of common stock for approximately $.92 per share.

Stock-Based Compensation

In 2006, the Company began to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) “Share-Based Payment.” For the nine months ended September 30, 2006, the Company recognized $302,642 of stock compensation expense. As of September 30, 2006, there was approximately $979,143 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.6 years.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2005 and September 30, 2006, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Subsequent to the closing of the Merger, Neuro-Hitech completed a private offering to accredited investors of units, with each unit consisting of (i)10,000 shares of Neuro-Hitech Common Stock and (ii) a detachable, transferable three-year warrant to purchase 2,500 shares of Neuro-Hitech Common Stock, and received gross proceeds of $4,375,000 at the completion of the private offering. $3,250,000 of the proceeds were accepted by Neuro-Hitech on January 24, 2006, $862,500 of proceeds were accepted by Neuro-Hitech on January 27, 2006, $237,500 of proceeds were accepted by Neuro-Hitech on February 2, 2006 and $25,000 of proceeds were accepted by Neuro-Hitech on March 2, 2006.

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

Overall Operating Results

The following discussion provides a comparison of our results from operations for the quarter ended September 30, 2006 to the quarter ended September 30, 2005, and the nine months ended September 30, 2006 and September 30, 2005.

We had revenues from operations of $182,800 in the quarter ended September 30, 2006, a 2,802% increase from the $6,300 in revenue achieved from quarter ended September 30, 2005. The increase in revenue was a result of an increase in product sales of natural huperzine. We had revenues from operations of $260,140 for the nine months ended September 30, 2006, a 66% increase from $156,366 in revenue achieved during the nine months ended September 30, 2005. The revenue increase is due solely to the sale of natural huperzine.

Cost of goods sold as a percentage of our revenue was 52% for the quarter ended September 30, 2006, compared with 40% for the quarter ended September 30, 2005. Cost of goods sold as a percentage of our revenue was 48% for the nine months ended September 30, 2006, compared with 34% for the nine months ended September 30, 2005. Our total selling, general and administrative expenses increased 225% from $100,268 in the quarter ended September 30, 2005 to $326,269 in the quarter ended September 30, 2006. Our total selling general and administrative expenses increased 179% from $295,054 at September 30, 2005 to $822,635 for the nine months ended September 30, 2006 . The increase in these expenses is attributable to an increase in compliance expenses associated with being a public company, consulting and employee costs and legal costs.

Our research and development costs increased 606% from $97,116 in the quarter ended September 30, 2005 to $685,401 in the quarter ended September 30, 2006. Research and development increased 538% from $294,533 for the nine months ended September 30, 2005 to $1,879,020 for the nine months ended September 30, 2006. The increase in our research and development expenses is attributable to developing our transdermal patch, developing synthetic huperzine A and expenses related to our clinical trials.

Plan of Operation

The Company is an early stage pharmaceutical company engaged in the development and commercialization of huperzine A for Alzheimer’s disease and other degenerative neurological disorders. Through a collaboration with ADCS, and Georgetown, the Company has completed two Phase I studies and is currently conducting a Phase II clinical trial for huperzine A. Huperzine A is a cholinesterase inhibitor that the Company believes may be effective in the treatment of AD and MCI, although, to date, its efforts have been focused upon huperzine A’s effectiveness in AD. Subject to the Company’s ability to recruit participants for the study at the specified recruitment level the Company presently anticipates that the current recruitment of participants will be completed in the first quarter of 2007, with data compilation expected to be completed in the third quarter of 2007. However, the Company is considering increasing the number of subjects in the study, which if implemented, would require additional recruitment. The results of recruitment are difficult to forecast and recruitment at a slower rate than anticipated could delay conclusion of such studies.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

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

Neuro-Hitech, Inc. (Registrant)

Date: November 14, 2006	/s/ Reuben Seltzer
Reuben Seltzer
President and Chief Executive Officer

Date: November 14, 2006	/s/ David Barrett
David Barrett
Chief Financial Officer