Form 10KSB
period 2006-12-31
NEURO-HITECH PHARMACEUTICALS INC
filed 2007-04-13
CIK 1328511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  000-51887

NEURO-HITECH, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	20-4121393
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

One Penn Plaza, Suite 1503, New York, NY 10019
(Address of Principal Executive Offices)

  (212) 594-1215
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

State issuer’s revenues for its most recent fiscal year. $304,240

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 12, 2007, based upon the closing price of the common stock as reported on the OTC Bulletin Board as of such date, was approximately $50,000,000.

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 30, 2007 is:

Common Stock	12,333,537
Class A Common Stock	100

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant’s Proxy Statement relating to its 2007 Annual Stockholders’ Meeting, to be filed subsequently—Part III.

Transitional Small Business Disclosure Format (check one):    ࿲ Yes  ☑ No

NEURO-HITECH, INC.

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

Item 1. Description of Business

Description of the Company

Neuro-Hitech, Inc. (the “Company” or “Neuro-Hitech”) is an early stage pharmaceutical company engaged in the acquisition and development of therapies for Alzheimer’s disease and other degenerative neurological disorders. The Company is focused particularly on technologies that address large unmet medical needs and have the potential to enter clinical development within 12 to 24 months after acquisition, and on driving development in a rapid, cost-effective manner.

The Company’s most advanced product candidate, Huperzine A, is in Phase II clinical trials in the U.S. and is being tested for efficacy and safety in the treatment of mild to moderate Alzheimer’s disease. Huperzine A is a cholinesterase inhibitor that the Company believes may be effective in the treatment of Alzheimer’s disease and Mild Cognitive Impairment (“MCI”), although, to date, its efforts have been focused upon Huperzine A’s effectiveness in Alzheimer’s disease. Through a collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”), the Company has completed two Phase I studies. ADCS was formed in 1991 as a cooperative agreement between the National Institute of Aging and the University of California San Diego, with the goal of advancing the research of drugs for treating patients with Alzheimer’s disease, the National Institutes of Health (“NIH”) and Georgetown University Medical Center (“Georgetown”).

The Company is also studying the transdermal delivery of Huperzine A. The Company believes that Huperzine A can effectively be delivered transdermally because of its low dosage requirement and low molecular weight. The Company believes that a transdermal patch is the ideal way to deliver any Alzheimer’s treatment because the patch may provide the drug for transdermal delivery for up to between three and five days while avoiding the gastrointestinal tract. The Company expects to begin Phase I clinical trial in the first quarter of 2008 and to report study results later that year.

Worldwide research thus far suggests that, in addition to Alzheimer’s Disease, Huperzine A may be effective in treating other dementias and myasthenia gravis. Also, research suggests that it has potential neuroprotective properties that may render it useful as a protection against neurotoxins, and it has an anti-oxidant effect.

In addition to Huperzine A, the Company is currently working on two major pre-clinical development programs: one for second generation anti-amyloid compounds or disease modifying drugs for Alzheimer’s disease and, secondly, development of a series of compounds targeted to treat and prevent epilepsy.

The Company has imported and sold inventories of natural huperzine to vitamin and supplement suppliers to generate revenues. However, the majority of the Company’s operations to date have been funded through Company’s private placement of equity securities.

History

The Company was originally formed on February 1, 2005, as Northern Way Resources, Inc., a Nevada corporation, for the purpose of acquiring exploration and early stage natural resource properties. On January 24, 2006, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among the Company, Marco Hi-Tech JV Ltd., a privately held New York corporation (“Marco”), and Marco Acquisition I, Inc., a newly formed wholly-owned Delaware subsidiary of the Company (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), Acquisition Sub was merged with and into Marco, and Marco became a wholly-owned subsidiary of the Company. The Merger was consummated on that date and in connection with that Merger, the Company changed its name to Neuro-Hitech Pharmaceuticals, Inc. The Company subsequently changed its name to Neuro-Hitech, Inc. on August 11, 2006.

Pursuant to the Merger Agreement, at closing, shareholders of Marco received 0.5830332 shares of the Company’s Common Stock for each issued and outstanding share of Marco’s common stock, par value $.01 per share. As a result, at closing of the Merger, the Company issued 6,164,006 shares of its Common Stock to the former stockholders of Marco, which represented approximately 80% of the Company’s outstanding Common Stock following the Merger, in exchange for 100% of the outstanding capital stock of Marco.

All references to the “Company” for periods prior to the closing of the Merger refer to Marco, and references to the “Company” for periods subsequent to the closing of the Merger refer to Neuro-Hitech and its subsidiaries.

Marco was incorporated in the State of New York on December 11, 1996. Through 2005, Marco was focused primarily on licensing proprietary Huperzine A technology from independent third-party developers and investigators, including the Mayo Foundation for Medical Education and Research in Rochester, Minnesota (the “Mayo Foundation”), and conducting analytical work and clinical trials of Huperzine A, and until such time operated with no full-time employees and minimal internal resources. In addition, from time to time, Marco imported and sold inventories of natural huperzine and other dietary supplement ingredients to vitamin and supplement suppliers to generate revenues. In 2005, Marco determined to raise additional capital to pursue additional approvals and undertake necessary studies for the development and commercialization of Huperzine A, including securing rights to third-party transdermal patch technology.

Upon the Merger, the Company abandoned the line of business pursued by Northern Way Resources prior to the Merger.

On November 29, 2006, the Company completed an acquisition by merger of Q-RNA, Inc. (“Q-RNA”), a New York-based biotechnology company focused on diseases such as Alzheimer’s, epilepsy and Parkinson’s disease (the “Q-RNA Merger”), pursuant to the Agreement and Plan of Merger (the “Q-RNA Merger Agreement”) with QA Acquisition Corp., a Delaware corporation, QA Merger LLC, a Delaware limited liability company, Q-RNA and Dr. David Dantzker, as the “Representative” of the Q-RNA security holders.

The Merger consideration paid to the Q-RNA securityholders pursuant to the Q-RNA Merger Agreement consisted of an aggregate of: (i) 1,800,000 shares of the Company’s common stock, (ii) warrants to purchase 600,356 shares of the Company’s common stock at an exercise price of $13 per share, and (iii) warrants to purchase 600,356 shares of the Company’s common stock at an exercise price of $18 per share. The Company also assumed Q-RNA options outstanding which upon exercise will be exercisable for 199,286 shares of the Company’s common stock.

The acquisition of Q-RNA provided the Company with a pipeline of compounds, many of which have been discovered and developed internally. Among the compounds that Q-RNA believed were ready to move to optimization and pre-clinical development were NHT0012, which is one of a number of second generation disease modifying drugs for Alzheimer’s disease that inhibit A-beta and Tau oligomerization and NHT1107, which is one of a large pharmaceutical library of drugs designed for the treatment of epilepsy that offer both anti-ictogenci (ability to treat epilepsy) and anti-epileptogenic (ability to prevent epilepsy) properties.

Description of the Business

Alzheimer’s disease and MCI

Alzheimer’s disease, the leading cause of dementia, is characterized by the progressive loss of memory, thinking (cognitive function) and the ability to perform the activities of daily living (global function). There is currently no cure. According to the Alzheimer’s Association and the American Health Assistance Foundation:

•	Alzheimer’s disease currently affects approximately 5 million people in the U.S., including as many as 10% of people age 65 and older and nearly 50% of those age 85 and older.

•	Worldwide, Alzheimer’s disease affects 18 million people, and that number is expected to reach 34 million by 2025.

•	There are 350,000 new diagnoses of Alzheimer’s disease, and 59,000 Alzheimer’s disease deaths, per year in the U.S.

•	Following initial diagnosis, patients live 8 years, on average, but may live up to 20 years with the disease.

•	Total annual expenditures on Alzheimer’s disease in the U.S. exceed $100 billion annually, and the average lifetime cost per Alzheimer’s disease patient is $174,000.

The precise physical changes in the brain that produce Alzheimer’s disease are complex and not completely understood, but it is generally believed that the misfolding of two proteins, A-beta and Tau, are central to the process. The two best-validated early drug targets for Alzheimer’s disease are cholinesterase and the N-methyl-D-aspartate receptor (NMDA-receptor). There are only four commonly-used drugs that the FDA has approved for the treatment of the symptoms of Alzheimer’s disease. Although the precise mechanism of action of these four drugs is unknown, three of these drugs are believed to inhibit cholinesterase, and one is believed to inhibit the NMDA-receptor. These four drugs and their respective marketers, FDA approval dates and mechanisms of action are set forth in the following table.

Drug (Trade Name/Generic)	Marketed by	FDA Approval Date	Postulated Mechanism
Aricept ® (donepezil)	Pfizer Inc./Eisai Co., Ltd.	November 25, 1996	Cholinesterase inhibition
Exelon ® (rivastigmine)	Novartis AG	April 21, 2000	Cholinesterase inhibition
Razadyne ® (galantamine)	Johnson & Johnson	February 28, 2001	Cholinesterase inhibition
Namenda ® (memantine)	Forest Laboratories, Inc.	October 16, 2003	NMDA-receptor inhibition

According to Merrill Lynch equity research, the worldwide market for Alzheimer’s disease drugs in 2005 was $3 billion, with the largest selling cholinesterase inhibitor, Aricept, generating $1.7 billion of those sales.

The market performance of the existing Alzheimer’s disease therapeutics is particularly noteworthy given that their clinical performance to date has been modest. Specifically, as stated in their FDA-approved labeling, none of the drugs approved by the FDA to treat Alzheimer’s disease has been proven to prevent or change the underlying process of brain deterioration (neurodegeneration) in patients with Alzheimer’s disease. Rather, these drugs have been shown only to slow the worsening of the symptoms of Alzheimer’s disease—primarily loss of cognitive and global function. Furthermore, in the studies submitted in support of applications for FDA approval of these drugs, none of these drugs was shown significantly to improve both cognitive and global function over a six-month period in the patients studied. Thus, the Company believes that there is room for improvement in this large and growing pharmaceutical market.

In addition to the market for Alzheimer’s disease, compounds such as Huperzine A may provide potential benefits to patients diagnosed with MCI by slowing down the advent of Alzheimer’s disease or other forms of dementia. According to the Mayo Clinic, MCI afflicts up to 20% of the non-demented population over 65. MCI is a relatively new classification of memory disorder that is characterized by noticeable memory loss, but otherwise normal behavior. According to the Mayo Clinic, MCI converts to Alzheimer’s disease at a rate of 10 to 15% a year.

Huperzine A

The Company’s decision to begin clinical development of huperzine for Alzheimer’s disease and to investigate potential clinical development of huperzine for other neurological indications, was based in part on the following data:

Huperzine A is a compound that is used in China as a prescription drug for treating Alzheimer’s disease and other forms of dementia. Clinical trials conducted outside the United States of Huperzine A have been successful, and one Chinese study using the same clinical end points as an FDA-approved study for a leading Alzheimer’s disease treatment show Huperzine A to be significantly more efficacious than any treatment currently available on the U.S. market. Both pre-clinical and animal and human clinical studies using United States Food and Drug Administration (“FDA”) and other protocol end points conducted both in China and in the U.S. suggest that Huperzine A:

•	may have significantly longer inhibitory action at lower doses than the other approved drugs for early and middle stage Alzheimer’s disease;

•	may prove to reduce the unpleasant side effects resulting from use of other approved drugs for early and middle stage Alzheimer’s disease;

•	may be effective not only in increasing the brain’s acetylcholine levels, but also levels of other important neurotransmitters such as dopamine and noradrenaline;

•	may have high oral bioavailability and good penetration through the blood-brain barrier; and

•	may exhibit neuroprotective properties, and may significantly decrease neuronal cell death due to glutamate-induced excitotoxicity.

Although not being pursued by the Company at this time, Chinese clinical studies have indicated that Huperzine A may also have potential in the treatment of myasthenia gravis, a progressive autoimmune disease resulting in neuromuscular failure, which, untreated can lead to blindness and death from respiratory failure. In a 1986 study by Y.S. Cheng et al., it was shown that Huperzine A controlled the clinical manifestations of the disease in 99% of the 128 patients treated. Additional research at the Walter Reed Institute of Research indicates that Huperzine A may also have application as a nerve gas antidote. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. The Company believes that huperzine can qualify for orphan drug designation for treating myasthevia gravis.

Future Compounds

The acquisition of Q-RNA provided the Company with a pipeline of compounds, many of which have been discovered and developed by Dr. Donald F. Weaver, an inventor and expert in neuroscience and chemistry. The Company believes these compounds provide it with a robust research and development pipeline. The following compounds are ready to move to optimization and pre-clinical development:

NHT0012 is one of a number of second generation disease modifying drugs for Alzheimer’s disease that inhibit A-beta and Tau oligomerization. In vitro studies suggest that these compounds are likely to offer a better pharmacological profile than first generation drugs by having:

•	Enhanced anti-aggregation activity

•	Better blood-brain barrier (BBB) penetration

•	Milder side effect profile

Currently marketed medications only help to control symptoms and do not slow or reverse the progression of the disease. NHT0012 belongs to an emerging class of compounds focused on reducing the progression of Alzheimer’s disease while also improving its debilitating symptoms. It is believed that NHT0012 will prevent the formation and breaks down existing neurotoxic amyloid beta aggregates, allowing amyloid peptides to clear from the brain rather than accumulate and form amyloid plaques, a hallmark pathology of Alzheimer’s disease.

NHT1107 is one of a large pharmaceutical library of drugs designed for the treatment of epilepsy that offer both anti-ictogenci (ability to treat epilepsy) and anti-epileptogenic (ability to prevent epilepsy) properties. Many of these compounds have proven to be effective in animal model (in vivo) systems conducted at the National Institutes of Health.

Existing medications for epilepsy only control symptoms (i.e. seizures) and do not slow the progression of the disorder.  NHT1107 is a prototypic agent in a pioneering class of new antiepileptogenic agents that actually prevent the onset of epilepsy after a brain injury.  It is believed that NHT1107 prevents excessive brain excitation that arises from abnormal activities of glutamate and Gamma-Aminobutyric Acid within the injured brain and that culminate in causing epilepsy.

Licenses and Patents

Mayo Foundation (Huperzine A)

The Company holds an exclusive license for two composition of matter patents and four process patents for Racemic Huperzine A, Huperzine A and their analogues and derivatives from the Mayo Foundation. The Company has an exclusive worldwide license to the four process patents pursuant to a Technology License Contract with the Mayo Foundation (the “Mayo Licensing Agreement”) and rights to patents or future developments. The Company made an initial, nonrefundable royalty payment of $82,500 when it entered into the Mayo Licensing Agreement in 1997 and upon filing of an investigational new drug application (IND) the Company paid $25,000 to Mayo in 2002, and will be required to make, once FDA approval is received, quarterly royalty payments of 5% of net sales of the licensed products and 1% of net sales of any Natural Products (as such terms are defined in the Mayo Licensing Agreement) sold by the Company prior to May 29, 2007, with a minimum annual royalty of $300,000. The Company is also obligated to make certain maintenance and milestone royalties payments. The total amount of royalties payable under these milestones are $3,225,000. As of December 31, 2006, the Company has paid $25,000 in milestone royalties. Prior to obtaining FDA approval of a Licensed or a Natural Product the Company is obligated to pay the Mayo Foundation $5,000 annually. The Company also has an option to license any patents that issue as a result of continuations, continuations-in-part, divisional or foreign applications filed based on the licensed patent upon payment of $15,000. The Mayo Foundation has the option under the Mayo Licensing Agreement to purchase products from the Company at a 30% discount to market.

For the year ended December 31, 2006, the payments made by the Company to the Mayo Foundation under the terms of the Mayo Licensing Agreement have been approximately $205,000 and the total payments made by the Company to the Mayo Foundation under the terms of the Mayo Licensing Agreement since inception have been approximately $350,000. These costs are reflected in the Research and Development caption of the Statement of Operations.

PARTEQ

As part of the acquisition of Q-RNA, the Company assumed exclusive license agreements and an option to purchase an exclusive license with PARTEQ Research and Development Innovations (“PARTEQ”), the technology licensing arm of Queens University, Kingston, Ontario, Canada. The exclusive license agreement grants the Company exclusive worldwide licenses to all innovations and developments made under the Sponsored Research Agreement, as defined therein.

PARTEQ - Alzheimer’s Research

The Company holds an exclusive license for patent applications directed to compounds (including bi-aromatic and aromatic anionic (e.g., bi-indole and single indole) compounds) and methods for treating protein folding disorders (including Alzheimer’s disease) from PARTEQ.

PARTEQ - Epilepsy Research

The exclusive license agreement grants the Company an exclusive worldwide license to all innovations and developments, including the patent applications and additional filings pursuant to the Exclusive Patent License Agreement with PARTEQ (the “PARTEQ Licensing Agreement”) for Alzheimer’s research. The Company paid a one-time license fee of C$25,000 when it entered into the PARTEQ Licensing Agreement in 2005 and will be required to make quarterly royalty payments of 3% of net sales of the licensed products, with a minimum annual royalty of C$10,000 for 2007, C$20,000 for 2008, C$30,000 for 2009 and C$40,000 for 2010 and each subsequent calendar year. Until such time as the Company has a licensed product, the Company will not have to make quarterly payments. It does not anticipate having a licensed product in the near term. The Company is also obligated to make the following milestone payments: C$100,000 upon completion of a Phase I trial of a licensed product, C$250,000 upon completion of a Phase II trial of a licensed product, and C$1,000,000 upon the first FDA approval (as such term is defined in the PARTEQ Licensing Agreement). The Company also has the right to sub-license with the payment of 20% of all non-royalty sublicensing consideration.

Under the terms of the PARTEQ Licensing Agreement, which was amended earlier this year, the Company is obligated to pay fixed annual fees of C$256,802 for the Alzheimer’s research.

The Company holds an option to acquire an exclusive worldwide license to all innovations and developments for certain compounds (including pyrimidine, heterocyclic, beta-alanine, uracil, diuracil, beta amino acid analogs and related compounds) and patents/patent applications related thereto from PARTEQ for Epilepsy research, including the patent applications and additional filings, pursuant to the Exclusive Patent License Option Agreement with PARTEQ (the “PARTEQ Licensing Option Agreement”) for Epilepsy Research. The Company made a non-refundable, non-creditable option payment of C$10,000 when it entered into the PARTEQ Licensing Option Agreement in 2006. If the Company exercises its option, the Company will make a non-refundable, non-creditable license payment of C$17,500 at the time of such exercise. If the Company exercises its option, it will be required to make quarterly royalty payments of 3% of net sales of the licensed products, with a minimum annual royalty of C$10,000 through the second anniversary of the license, C$20,000 through the third anniversary of the license, C$30,000 through the fourth anniversary of the license and C$40,000 through the fifth anniversary of the license and each subsequent anniversary. The Company does not anticipate having a licensed product in the near term and thus will not be required to make these quarterly payments. If the Company exercises its option, the Company is also obligated to make the following milestone payments: C$100,000 upon completion of a Phase I trial of a licensed product, C$250,000 upon completion of a Phase II trial of a licensed product, and C$1,000,000 upon the first FDA approval (as such term is defined therein). If the Company exercises its option, the Company also has the right to sub-license with the payment of 20% of all non-royalty sublicensing consideration.

For the year ended December 31, 2006, the payments made by the Company to PARTEQ under these agreements have been approximately C$48,600 and are reflected in the Research and Development caption of the Statement of Operations.

Under the terms of the PARTEQ Licensing Option Agreement, the Company is required to pay fixed annual fees of C$150,800 for the epilepsy research.

Strategy

Huperzine A For Alzheimer’s disease (Oral)

The Company’s primary focus is completing the Phase II clinical trial for Huperzine A in conjunction with Georgetown and the ADCS. The Company presently anticipates that this phase will be completed in the fourth quarter of 2007.

Georgetown (Phase II Clinical Trial)

In December 2003, the Company entered into a clinical research agreement, which was amended in November 2005, with Georgetown pursuant to which Georgetown will provide the Company with Phase II research. The costs associated with this agreement total $3,146,667 and will be partially funded by the National Institutes of Health. The Company’s portion of the total cost is $1,846,667, payable in installments upon the achievement of certain milestones.

On December 8, 2006, the Company announced the expansion of the size of the Phase II clinical trial by 60 participants, an increase of 40%.  The Company’s portion of the total cost increased by another $1,934,270 and is payable in installments. This agreement may be terminated by either party upon 30 days notice.

For the year ended December 31, 2006, the payments made by the Company to Georgetown under the terms of the clinical research agreement were approximately $952,500 and the total payments made by the Company to Georgetown since inception of the agreement were approximately $1,927,500. These costs are reflected in the Research and Development caption of the Statement of Operations.

The Company expects to make additional payments to Georgetown of $1,853,437 until the conclusion of the Phase II clinical trials which the Company expects to occur later this year.

Org Syn Laboratory (Synthetic Huperzine)

On February 1, 2006, the Company entered into an exclusive development agreement (the “Development Agreement”) with Org Syn Laboratory, Inc. (“Org Syn”) for the development by Org Syn of synthetic Huperzine A. Under the terms of the Development Agreement, Org Syn received an aggregate of $209,727 upon the execution of the Development Agreement, $142,083 six months from the execution date and an additional $67,644 seven months from the execution date (subject to the achievement of certain milestones) for services rendered under the Development Agreement. The Development Agreement may be terminated by the Company if Org Syn fails to achieve certain stated milestones.

For the year ended December 31, 2006, the payments made by the Company to Org Syn were approximately $419,500 and are reflected in the Research and Development caption of the Statement of Operations.

Huperzine A For Alzheimer’s disease (Transdermal)

The Company’s strategy is to make Huperzine A available in both oral and transdermal form. The Company believes that Huperzine A can effectively be delivered transdermally because of its low dosage requirement and low molecular weight.

A marketing study funded by the Company has shown that patient compliance is a crucial factor in determining patient and doctor choice in choosing a medication for Alzheimer’s disease. Often it is the responsibility of a caregiver to remind the patient to take the orally given medications. Recognizing this, the Company hopes to develop and license a multi-day transdermal patch, which, if successfully realized, will be able to be applied to the patient for more than one day. The Company believes that some advantages of a transdermal delivery may include:

•	avoidance of first-pass metabolism; better control of drug and metabolite plasma levels leading to improved therapy with reduced side effects;

•	avoidance of non-compliance resulting, for example, from patients forgetting to take the medication; and

•	improved quality of life for caregiver who only needs to replace the patch up to once per every three to five days.

XEL Herbaceuticals, Inc. (Transdermal)

On March 15, 2006, the Company entered into a development agreement with Xel Herbaceuticals, Inc. (“XEL”) for XEL to develop a Huperzine A Transdermal Delivery System (“Delivery Product”). Under the terms of the agreement, the Company paid XEL a $250,000 fee upon the execution of the agreement and will pay XEL $92,500 per month during the development of the Delivery Product, which development is estimated to take approximately 16 months. The monthly payment is subject to quarterly adjustment and subject to a limit on aggregate development cost overruns of $250,000. XEL has agreed to pay any cost overruns in excess of $250,000. The Company and XEL intend to seek domestic and foreign patent protection for the Delivery Product.

If the Company elects to exercise its right to license the Delivery Product in the United States and Canada (“North America”) and to develop the Delivery Product on its own. Similarly, if the Company elects to exercise its option to license the Delivery Product worldwide excluding China, Taiwan, Hong Kong, Macau and Singapore (“Worldwide”), and develop the Delivery Product on its own, the Company will pay XEL an additional initial license fee of $400,000 and up to an aggregate of $2.4 million in additional payments upon the achievement of comparable milestones. If XEL fails to obtain a U.S. or international patent, the corresponding license fee and milestone payments will be reduced by 50% until such time as XEL obtains such patent, at which time the unpaid 50% of all such milestone payments previously not made will be due.

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

If the Company elects to exercise its right to license the Delivery Product in the United States and Canada (“North America”) and to develop the Delivery Product on its own, the Company will pay XEL an initial license fee of $400,000 and up to an aggregate of $2.4 million in additional payments upon the achievement of certain milestones, including completion of a prototype, initial submission to the FDA, completion of phases of clinical studies and completion of the FDA submission and FDA approval.. Similarly, if the Company elects to exercise its option to license the Delivery Product worldwide excluding China, Taiwan, Hong Kong, Macau and Singapore (“Worldwide”), and develop the Delivery Product on its own, the Company will pay XEL an additional initial license fee of $400,000 and up to an aggregate of $2.4 million in additional payments upon the achievement of comparable milestones. If XEL fails to obtain a U.S. or international patent, the corresponding license fee and milestone payments will be reduced by 50% until such time as XEL obtains such patent, at which time the unpaid 50% of all such milestone payments previously not made will be due.

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

For the year ended December 31, 2006, the total payments made by the Company to XEL under this agreement were approximately $1,081,000 and are reflected in the Research and Development caption of the Statement of Operations. The Company expects the continued development and the achievement of certain milestones will require the Company to make additional payments in 2007 of approximately $655,500 under the terms of the agreement.

Commercialization of Huperzine A

The Company currently intends to focus upon the development of collaborative, joint and strategic alliances and licensing arrangements with various pharmaceutical companies for marketing the Company’s products once FDA approval is obtained, although there can be no assurance that FDA approval will be obtained. The Company presently believes the estimated additional costs to bring Huperzine A to market as an oral dose drug, after completing two Phase III clinical trials, will be substantial and no assurances as to future cost can be made. Upon obtaining FDA approval for Huperzine A, it is anticipated that the Company’s collaborative partners, if the Company is successful in obtaining collaborative partners, will be primarily responsible for the sale and distribution of Huperzine A products. Efforts will be made to reach licensing agreements with collaborative partners to participate in earlier phases of the drug development process for the Company’s products, reducing the need for it to obtain financing for the additional development costs. This strategy may enable the Company to gain access to the marketing expertise and resources of the Company’s potential partners and to lower its capital requirements.

Although the Company’s primary focus is the commercialization of Huperzine A, the Company believes that a scientific and clinical rationale exists for exploring the potential of both preclinical compounds discovered by Dr. Donald Weaver.

NHT0012 for Alzheimer’s disease

Protein misfolding and aggregation are critical steps in the pathogenesis of a number of neurodegenerative diseases. In many cases, self-assembly of two or more proteins is implicated in these diseases, including Alzheimer’s disease, in which aggregation of amyloid-β (Aβ), tau and α-synuclein may all contribute to neurotoxicity. Inhibiting aberrant folding and assembly of one or more of these species is thus of great therapeutic interest. A novel class of bi-aromatic compounds has been identified by researchers engaged by Neuro-Hitech that potently inhibit the aggregation of Aβ, tau and α-synuclein in Thioflavin T (ThT) and Thioflavin S (ThS) dye-binding fluorescence assays. The aggregation of both major physiological isoforms of Aβ, i.e. Aβ40 and Aβ42, was inhibited and compounds also caused disassembly of pre-formed aggregates. Further experiments confirmed the anti-amyloidogenic activity of the compounds against Aβ40; circular dichroism studies showed the compounds inhibited the random coil to β-sheet conversion, while Aβ40 binding was studied in 1H NMR experiments. Furthermore, compounds rescued SH-SY5Y neuroblastoma cells from Aβ40 toxicity in a cell viability model. Ongoing pharmacokinetic testing for the compounds has been positive, with evidence of blood-brain barrier permeability, half-lives of several hours and minimal to no toxicity at doses as high as 300 mg/kg.

NHT1107 - Anti-ictogenci and anti-epileptogenic

Current drugs for the treatment of epilepsy are little more than “symptomatic” agents, suppressing the symptoms of epilepsy, while failing to deal with the causative process underlying the susceptibility to seizures. The Neuro-Hitech approach to designing drugs to prevent epilepsy differentiates between “ictogenesis” and “epileptogenesis”. No current anticonvulsant drug influences the natural history of epilepsy, thus there is a crucial need for prototype “preventative” antiepileptogenic drugs. Since epileptogenesis arises from altered excitatory/inhibitory neurotransmitter activity, drug design exploiting such neurotransmitters represents a therapeutic approach to epileptogenesis. Neuro-Hitech’s approach focuses on b-alanine, an unexploited neuromodulator that affords multiple opportunities for drug design. b-alanine’s unique structure is intermediate between a- and g-amino acids and thus b-alanine can bind to glutamate, glycine and g-amino butyric acid neurotransmitter receptors in brain. b-Alanine analogs have “proGABAergic” and “antiglutamatergic” activities and thus represent powerful platforms for drug design. Neuro-Hitech’s lead compound in this therapeutic domain, NHT1107, prevents the onset of epilepsy in the spontaneous recurrent seizure rat model of epilepsy by 82%, compared to controls. NHT1107 is non-toxic in rodents at doses ranging from 100-300 mg/kg. NHT1107 is thus a structurally unique analogue of b-alanine with pioneering anti-epileptogenic activity. Preclinical development of this compound is currently underway in collaboration with the Antiepileptic Drug Development Program at NIH.

In addition to developing a pioneering anti-epileptogenic drug, Neuro-Hitech’s antiepilepsy program is also focusing on the design and development of improved anticonvulsant drugs with fewer side-effects. Other analogues of b-alanine are being optimized for their anti-ictogenic properties to permit the development of an efficacious anticonvulsant agent with reduced cognitive and memory-related side-effects.

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

The Company currently obtains natural huperzine from a limited number of suppliers in China. If the Company is unable to develop synthetic huperzine, the Company may be wholly dependent upon its limited suppliers to provide the Company natural huperzine. Although the Company believes it has a good working relationship with its suppliers, the Company is aware of the increased risk and challenges posed when relying on limited suppliers.

The Company attempts to manage these risks by active inventory management. A material shortage, contamination and/or recall could adversely affect the manufacturing of the Company’s products.

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

Competition

The Company intends to develop and market (either on its own or by license to third parties) proprietary pharmaceutical products based on Huperzine A and NHT0012. The Company’s competition consists of those companies which develop drugs to treat Alzheimer’s disease, MCI and other forms of dementia, and companies that develop Alzheimer’s disease and MCI drugs and drug delivery systems for theses drugs.

Additionally, the Company seeks to develop and market (either on its own or by license to third parties) proprietary pharmaceutical products based on NHT1107. Currently, there are 12 drugs on the market for the symptomatic treatment of epilepsy.  All of the drugs currently on the market are anti-seizure drugs that must be taken after epilepsy has developed. These anti-seizure drugs suppress the occurrence of seizures in an individual with established epilepsy. The Company seeks to develop anti-epileptogenic agent that may prevent the onset of epilepsy after a brain injury. Currently, there are no anti-epileptogenic drugs on the market.

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

Other companies may develop new drug formulations and products for Alzheimer’s disease, Epilepsy or MCI, or may improve existing drug formulations and products more efficiently than the Company can. In addition, almost all of the Company’s competitors have vastly greater resources than the Company does. While the Company’s product development capabilities and exclusive patent licenses may help it maintain a market position in the field of drug delivery, there can be no assurance that others will not be able to develop these capabilities, or alternative technologies outside the scope of the Company’s patents, if any, or that even if patent protection is obtained, these patents will not be successfully challenged in the future.

Scientific and Clinical Advisory Board

The Company maintains a Scientific and Clinical Advisory Board comprised of scientists and physicians with experience relevant to the Company and its product candidates. Members of the Company’s Scientific and Clinical Advisory Board have agreed to consult and advise the Company in their respective areas of expertise. The Company has placed special emphasis on identifying members of its Scientific and Clinical Advisory Board with expertise in the treatment of the clinical indications targeted by the Company’s programs. The Company’s Scientific and Clinical Advisory Board consists of the following members:

Paul Aisen, M.D. Dr. Aisen is a Professor of Neurology and Medicine, Vice Chair of the Department of Neurology and the Director of the Memory Disorders Program at Georgetown University School of Medicine. Dr. Aisen was one of the first Alzheimer’s disease clinical trialists in the U.S. and was an investigator in the pivotal FDA registration studies for Namenda ® . Dr. Aisen also serves as the Associate Director of the Alzheimer’s Disease Cooperative Study Group. Dr. Aisen received his M.D. from Columbia University, College of Physicians and Surgeons.

Robert M. Moriarty, M.D.  Dr. Robert M. Moriarty is a consultant of Org Syn Laboratory, Inc. Dr. Moriarty received his Ph.D. degree from Princeton University. After completing postdoctoral work at University of Munich and Harvard University, he worked as a research chemist at Merck from 1955-57. He founded Steroids Limited in 1981, which became SynQuest Limited and was acquired by United Therapeutics in 2000. Dr. Moriarty has authored over 200 articles on various topics in synthetic and mechanistic organic synthesis. Dr. Moriarty is a recipient of several prestigious awards and grants.

Dr. Dinesh Patel, M.D. Dr. Patel is the Chairman of the Board and Co-founder of Xel Herbaceuticals Inc. Dr. Patel has served fourteen years as Co-founder, Chairman of the Board of Directors, President & CEO, of TheraTech, Inc., a Salt Lake City based company that has been a pioneer in the development and manufacture of innovative drug delivery products. Under Dr. Patel’s guidance, TheraTech established strategic alliances with major pharmaceutical companies, including Eli Lilly, Pfizer, Procter & Gamble, Roche, SmithKline Beecham, and Wyeth-Ayerst. Dr. Patel directed the construction of a state-of-the-art manufacturing facility and oversaw the company’s R&D efforts through the manufacture of its currently marketed transdermal products (transdermal testosterone and estrogen hormone-replacement therapy patches). Dr. Patel has been the recipient of numerous awards.

Donald F. Weaver, M.D. Dr. Weaver is currently Canada Research Chair in Neuroscience/Chemistry, Professor of the Department of Medicine (Neurology), Professor of the Department of Chemistry and Professor of the School of Biomedical Engineering at Dalhousie University in Halifax, Nova Scotia, Canada. With experience that spans academic and commercial interests, he has published hundreds of articles, is a prolific inventor with over 70 patents to his name and is the recipient of many awards and honors. Dr. Weaver co-founded three biotechnology companies, including Neurochem, Inc., and is a fellow of the Canadian Institute of Chemistry (FCIC), a fellow of the Royal College of Physicians and Surgeons of Canada (FRCIP) and a board-certified neurologist.

Employees

As of March 30, 2007, the Company had one full-time employee and five employees that work on a part-time basis, including Mr. Seltzer and Mr. Kestenbaum. Mr. Seltzer and Mr. Kestenbaum are employed by other organizations and will continue to participate on a part-time basis, not devoting full-time efforts to the affairs of the Company for the foreseeable future.

Corporate Information

The Company’s corporate headquarters are located at One Penn Plaza, New York, NY 10019. The Company’s telephone number is (212) 594-1215, and its fax number is (212) 798-8183.

Executive Officers and Significant Employees of the Registrant

The following sets forth certain information with regard to the executive officers of the Company as of March 30, 2007 (ages are as of December 31, 2006):

Name	Age	Position
Reuben Seltzer	50	President, Chief Executive Officer and Director
Alan Kestenbaum	45	Executive Vice President and Director
L. William McIntosh	61	Chief Operating Officer and Director
David Barrett	31	Chief Financial Officer
William Wong	59	Chief Scientific Officer

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

Alan Kestenbaum has been serving as Executive Vice President of the Company since January 2006. Mr. Kestenbaum has been executive vice president and a director of Marco and Marco Hi-Tech JV LLC, a raw material and ingredient distribution company serving the dietary supplement industry (“Marco LLC”) since January 2002. Mr. Kestenbaum founded in 1985, and is currently chief executive officer of, Marco International Corp., an international finance investment and trading company specializing in raw materials. In March 2004, Mr. Kestenbaum founded and is currently chairman and chief executive officer of Globe Specialty Metals, Inc. Mr. Kestenbaum also serves as a director for Wolverine Tube, Inc. Mr. Kestenbaum received a B.A. in Economics cum laude from Yeshiva University, New York.

L. William McIntosh has been serving as Chief Operating Officer since November 2006. Prior to joining the Company, Mr. McIntosh spent 30 years within the pharmaceutical and biotechnology industries in a variety capacities including marketing, sales, business development, product development and general management. Immediately prior to joining the Company, he served as a director and Chief Executive Officer of Q-RNA between August 2004 and the closing of the Merger. Prior to that, Mr. McIntosh served as Principal and Managing Director of Novatures Consulting Group between June 2003 and July 2004. Between August 2001 and May 2003, Mr. McIntosh served as President and CBO of FASgen, Inc. Mr. McIntosh has also served in senior positions at Merck & Co., Inc., Medco Containment Services, Boehringer Mannheim Pharmaceuticals Corporation, Zynaxis, Inc., Smith-Kline Beecham Pharmaceuticals, VIMRx Pharmaceuticals, Inc. and Nexell Therapeutics, Inc. Mr. McIntosh received both his B.S. and M.B.A. from Lehigh University in Pennsylvania.

David Barrett has been serving as Chief Financial Officer since April 2006. Between January 2005 and April 2006, Mr. Barrett had been serving as Chief Financial Officer of Overture Financial Services, LLC, a company specializing in construction and management of investment platforms for financial intermediaries. Between September 2003 and January 2005, Mr. Barrett served in a variety of capacities, most recently as Chief Financial Officer of Overture Asset Managers, LLC, an asset management holding company that partners, acquires and manages investment managers with complementary investment products. Between June 1999 and September 2003, Mr. Barrett was employed by Deloitte & Touche where he served in a variety of capacities, most recently as Senior Consultant in merger and acquisition services.

William Wong has been serving as Chief Scientific Officer since November 2006. Immediately prior to joining the Company, Dr. Wong worked in a variety of management capacities at pharmaceutical development, biotechnology and medical device companies during his twenty-five year career, most recently at Q-RNA, where he served as Vice President of Product Development, between August 2002 and November 2006. Prior to that, he served as Principal at Novatures Consulting Group. He has served on the senior management teams at Lynx Therapeutics, IntraCel Corporation, E.I. DuPont Co. and Becton-Dickinson Corp. Dr. Wong received his Ph.D. from the University of Rochester School of Medicine in the Department of Microbiology and Immunology.

The Company is committed to legal and ethical conduct in fulfilling its responsibilities. The Board expects all directors, as well as officers and employees, to act ethically at all times. Additionally, the Board expects the Chief Executive Officer, the Chief Financial Officer, and all senior financial and accounting officials to adhere to the Company’s Code of Ethics which was adopted on February 23, 2006. The Code of Ethics incorporates the Company’s expectations of its executive officers that enable the Company to provide accurate and timely disclosure in its filings with the SEC and other public communications. In addition, they incorporate the Company’s guidelines pertaining to topics such as complying with applicable laws, rules, and regulations; reporting of code violations; and maintaining accountability for adherence to the code.

The full text of the Code of Ethics is published on the investor relations portion of our website at www.neurohitech.com. The Company intends to disclose any amendments to provisions of its Code of Ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of any such amendment or waiver.

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

Risks Related to the Company and the Company’s Business

The failure to complete development of Huperzine A, obtain government approvals, including required FDA approvals, or to comply with ongoing governmental regulations could delay or limit introduction of proposed products and result in failure to achieve revenues or maintain the Company’s ongoing business.

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

In order to be commercially viable, the Company must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute its technologies. For each drug the Company must successfully meet a number of critical developmental milestones, including:

•	demonstrate benefit from each specific drug technology,

•	demonstrate through pre-clinical and clinical trials that the drug and patient specific therapy is safe and effective, and

•	establish a viable Good Manufacturing Process capable of potential scale up.

The time frame necessary to achieve these developmental milestones may be long and uncertain, and the Company may not successfully complete these milestones for any of its intended products in development.

In addition to the risks previously discussed, Huperzine A is subject to additional developmental risks which include the following:

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

Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials (as of the date of this Annual Report Phase II clinical trials of Huperzine A have been undertaken) do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data is susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The Company is also not able to assure that the results of the tests already conducted will be consistent with prior observations or support the Company’s applications for regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of a potential drug, resulting in delays to commercialization, and could materially harm the Company’s business. The Company’s clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for the Company’s drugs, and thus its proposed drugs may not be approved for marketing. Even after approval, further studies could result in withdrawal of FDA and other regulatory approvals and voluntary or involuntary withdrawal of products from the market.

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

Because the Company has accumulated deficits in the research and development of Huperzine A since inception, there is no guarantee that the Company will ever become profitable even if one or more of the Company’s drugs are approved for commercialization.

Since inception the Company has recorded operating losses. As of December 31, 2006, the Company had a stockholders’ equity of approximately $3,691,000 and an accumulated deficit of approximately ($24,034,000). In addition, the Company expects to incur increasing operating losses over the next several years as the Company continues to incur increasing costs for research and development and clinical trials, compliance with governmental regulations and in other development activities. The Company’s ability to generate revenue and achieve profitability depends upon its ability, alone or with others, to complete the development of its proposed products, obtain the required regulatory approvals and manufacture, market and sell its proposed products. Development is costly and requires significant investment. In addition, the Company may choose to license rights to particular drugs. The license fees for such drugs may increase the Company’s costs.

The Company has not generated any revenue from the commercial sale of its proposed products in development or any drugs and does not expect to receive such revenue in the near future. The Company’s primary activity to date has been research and development. Revenues to date are primarily from sales of inventory of imported huperzine, which may be continued by the Company, but which may be reduced or eliminated entirely as the Company refocuses its efforts on drug development and approval.

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

As of April 1, 2007 the Company had approximately $6 million in cash and cash equivalents which reflects the completion of a private placement in March 2007. The Company increased its research and development expenses related to Huperzine A from $678,798 for the year ended December 31, 2005 to $2,674,714 for the year ended December 31, 2006 as a result of the expansion of the Company’s clinical development portfolio for Huperzine A. The Company expects to continue to incur losses in future months as the Company engages in further expenditures to develop its business infrastructure and pursue its business plan. Presently, the Company expects that its available cash, cash equivalents and interest income, are sufficient to meet its operating expenses and capital requirements for a period of at least twelve months, however, if the Company fails to raise additional capital it may not have sufficient cash to meet its operating expenses and capital requirements in the future. Even with additional capital, the Company may not be able to execute its current business plan and fund business operations long enough to achieve positive cash flow. Furthermore, the Company may be forced to reduce its expenses and cash expenditures to a material extent, which would impair the Company’s ability to execute its business operations.

Acceptance of the Company’s products in the marketplace is uncertain and failure to achieve market acceptance will prevent or delay its ability to generate revenues.

The Company’s future financial performance will depend, at least in part, upon the introduction and acceptance of the Company’s proposed Huperzine A products by physicians, patients, payors and the broader medical community. Even if approved for marketing by the necessary regulatory authorities, the Company’s products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

•	the receipt of regulatory clearance of marketing claims for the uses that the Company is developing;

•	the establishment and demonstration of the advantages, safety and efficacy of Huperzine A;

•	pricing and reimbursement policies of government and third party payors such as insurance companies, health maintenance organizations and other health plan administrators;

•	the Company’s ability to attract corporate partners, including pharmaceutical companies, to assist in commercializing the Company’s intended products; and

•	the Company’s ability to market its products.

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

There is significant litigation in the biotechnology field regarding patents and other intellectual property rights. Biotechnology companies of roughly the Company’s size and financial position have gone out of business after fighting and losing an infringement battle. The Company may be exposed to future litigation by third parties based on claims that the Company’s technologies, products or activities infringe the intellectual property rights of others or that the Company has misappropriated the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents and the breadth and scope of trade secret protection involve complex legal and factual questions for which important legal principles are unresolved. In particular, there are many patents relating to specific genes, nucleic acids, polypeptides or the uses thereof to treat Alzheimer’s disease and other central nervous system diseases. Some of these may encompass genes or polypeptides that the Company utilizes in its drug development activities. Any litigation or claims against the Company, whether or not valid, could result in substantial costs, could place a significant strain on the Company’s financial and managerial resources and could harm the Company’s reputation. Most of the Company’s license agreements would likely require that the Company pay the costs associated with defending this type of litigation. In addition, intellectual property litigation or claims could force the Company to do one or more of the following:

•
cease selling, incorporating or using any of the Company’s Huperzine A products and/or products that incorporate the challenged intellectual property, which would adversely affect the Company’s future revenue;

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

As of March 30, 2007, the Company has not engaged in discussions, received any communications, nor does the Company have any reason to believe that any third party is challenging or has the proper legal authority to challenge the Company’s intellectual property rights or those of the actual patent holders, or the Company’s licenses.

If the Company is unable to adequately protect or enforce its rights to intellectual property or secure rights to third party patents, the Company may lose valuable rights, experience reduced market share, assuming any, or incur costly litigation to protect such rights.

The Company’s ability to obtain licenses to patents, apply for new patents on a Huperzine A product, maintain trade secret protection and operate without infringing the proprietary rights of others will be important to its commercializing any products under development. Therefore, any disruption in access to the technology could substantially delay the development of Huperzine A or other products.

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

Although the Company’s trade secrets and technical know how are important, the Company’s continued access to the patents and ability to develop, and apply for, new patents is a significant factor in the development and commercialization of Huperzine A and other products. Aside from the general body of scientific knowledge from other drug processes and technology, these patents and processes, to the best of the Company’s knowledge and based upon its current scientific data, are the only intellectual property necessary to develop its proposed drugs. The Company does not believe that it is or will be knowingly violating any other patents in developing Huperzine A or its other products.

The Company may have to resort to litigation to protect its rights for certain intellectual property, or to determine their scope, validity or enforceability.

Enforcing or defending the Company’s rights is expensive, could cause diversion of its resources and may not prove successful. Any failure to enforce or protect the Company’s rights could cause it to lose the ability to exclude others from using Huperzine A or to develop or sell competing products.

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

Certain components used in the Company’s research and development activities such as naturally occurring or synthetic Huperzine are currently purchased from a single or a limited number of sources primarily located in China in the case of naturally occurring supplies. The reliance on a sole or limited number of suppliers could result in:

•	potential delays associated with research and development and clinical and preclinical trials due to an inability to timely obtain a single or limited source component;

•	potential inability to timely obtain an adequate supply; and

•	potential of reduced control over pricing, quality and timely delivery.

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

The Company depends upon a limited number of suppliers for its supply of natural huperzine. The Company’s inability to obtain natural huperzine could harm its business.

The number of available suppliers of natural huperzine is limited. The Company does not have a long-term supply contract with any of its current suppliers, and purchases natural huperzine on a purchase order basis. If the Company is unable to obtain sufficient quantities of natural huperzine when needed, or to develop a synthetic version of Huperzine A in the future, the Company’s ability to pursue its business plan could be delayed or reduced, or the Company may be forced to pay higher prices for the natural huperzine.

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

The Company will require additional funding which will be significant and may have difficulty raising needed capital in the future because of its limited operating history and business risks associated with the Company’s drug technology.

The Company’s business currently does not generate significant revenue from the Company’s proposed products and its limited revenue may not be sufficient to meet its future capital requirements. The Company does not know when, or if, this will change. The Company has expended and will continue to expend substantial funds in the research, development and clinical and pre-clinical testing of its drug technology. The Company will require additional funds to conduct research and development, establish and conduct clinical and pre-clinical trials, establish commercial scale manufacturing arrangements and to provide for the marketing and distribution of its products. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable from any available source, the Company may have to delay, reduce the scope of or eliminate one or more of its research or development programs or product launches or marketing efforts which may materially harm the Company’s business, financial condition and results of operations.

The Company’s long term capital requirements are expected to depend on many factors, including:

•	the number of potential products and technologies in development;

•	continued progress and cost of the Company’s research and development programs;

•	progress with pre-clinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory clearance;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	costs of developing sales, marketing and distribution channels and the Company’s ability to sell its drugs;

•	costs involved in establishing manufacturing capabilities for clinical trial and commercial quantities of the Company’s drugs;

•	competing technological and market developments;

•	market acceptance or the Company’s products;

•	costs for recruiting and retaining management, employees and consultants; and

•	costs for training physicians.

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

Some of these technologies may have an entirely different approach or means of accomplishing similar therapeutic effects. The Company’s competitors may develop drug technologies and drugs that are safer, more effective or less costly than its intended products and, therefore, present a serious competitive threat to the Company.

The Company has no manufacturing capabilities. If third-party manufacturers of the Company’s product candidates fail to devote sufficient time and resources to the Company’s concerns, or if their performance is substandard, its clinical trials and product introductions may be delayed.

Currently, the Company has no internal manufacturing capabilities for any of its product candidates. The Company cannot be sure that the Company will be able to: (i) acquire or build facilities that will meet quality, quantity and timing requirements; or (ii) enter into manufacturing contracts with others on acceptable terms. Failure to accomplish these tasks would impede the Company’s efforts to bring its product candidates to market, which would adversely affect its business. Moreover, if the Company decides to manufacture one or more product candidates, the Company would incur substantial start-up expenses and would need to expand the Company’s facilities and hire additional personnel.

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

The Company currently depends and will continue to depend heavily on third parties for support in research and development and clinical and pre-clinical testing. The Company expects to conduct activities with Georgetown and Xel, among others, to provide the Company with access to a Huperzine A testing and for a transdermal Huperzine A patch. The Company also expects to conduct activities with Org Syn to develop synthetic methods to produce Huperzine A. Under certain circumstances, the universities, and other collaborators, may acquire certain rights in newly developed intellectual property developed in conjunction with the Company.

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

The Company is small and if unable to continue to attract, retain and motivate highly qualified management and scientific personnel and develop and maintain important relationships with leading academic institutions and scientists, may not be able to achieve its research and development objectives. Competition for personnel and academic collaborations is intense.

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

An investor can only evaluate the Company’s business based on a limited operating history. The Company’s operations are expected to change dramatically as the Company evolves from primarily a “virtual” technology holding company with no full-time employees to a capitalized company with larger internal operations and costs. This limited history may not be adequate to enable an investor to fully assess the Company’s ability to develop Huperzine A and proposed drugs, obtain FDA approval, and achieve market acceptance of the Company’s proposed products and respond to competition, or conduct such affairs as are presently contemplated.

The Company does not currently have specific plans for its available cash and its management will have broad discretion in determining future allocation.

The principal purposes of the Company’s cash are to conduct research and development of Huperzine A and other products, pursue steps towards regulatory approval for those products, arrange for synthesis and manufacturing of products, hire employees and expand the Company’s access to facilities. Currently, the Company does not have specific plans for all of its available cash. The Company expects to use a percentage of its cash for general corporate purposes, including working capital, salaries, professional fees, pursuing further financing alternatives, development of products, regulatory approvals and capital expenditures.

The Company’s compliance with the reporting requirements of federal securities laws and SEC rules concerning internal controls may be time consuming, difficult and expensive.

The Company is a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act. It may be time consuming, difficult and costly for the Company to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause the Company’s expenses to be higher than they would be if the Company had remained privately-held and not consummate the Merger. The Company may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If the Company is unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, the Company may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act. Additionally, the Company will incur substantial expenses in connection with the preparation of a registration statement and related documents to register certain shares of the Company’s common stock which it is obligated to register.

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

The market price of the Company’s common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond the Company’s control, including:

•	announcements of new products or services by the Company’s competitors;

•	quarterly variations in the Company’s revenues and operating expenses;

•	announcements of technological innovations or new products or services by the Company; and

•	sales of the common stock by the Company’s founders or other selling stockholders.

The common stock is controlled by insiders.

Alan Kestenbaum, Reuben Seltzer and certain affiliated parties beneficially own a large percentage of the Company’s outstanding shares of common stock. Such concentrated control of the Company may adversely affect the price of the common stock. The Company’s principal security holders may be able to control matters requiring approval by security holders, including the election of directors. Such concentrated control may also make it difficult for stockholders to receive a premium for their shares of common stock in the event of a merger with a third party or different transaction that requires stockholder approval. In addition, certain provisions of Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Accordingly, under certain circumstances, investors may have no effective voice in the management of the Company.

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

Mergers of the type the Company completed are usually heavily scrutinized by the SEC and the Company may encounter difficulties or delays in obtaining future regulatory approvals.

Historically, the SEC and Nasdaq have not generally favored transactions in which a privately-held company merges into a largely inactive company with publicly traded stock, and there is a significant risk that the Company may encounter difficulties in obtaining the regulatory approvals necessary to conduct future financing or acquisition transactions. On June 28, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies. As a result, it is likely that the Company will be scrutinized carefully by the SEC and possibly by the National Association of Securities Dealers or Nasdaq, which could result in difficulties or delays in achieving SEC clearance of any future registration statements or other SEC filings that the Company may pursue. As a consequence, the Company’s financial condition and the value and liquidity of the Company’s shares may be negatively impacted.

Item 2. Description of Property.

The Company leases office space at One Penn Plaza, Suite 1503, New York, New York 10119

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matter to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “NHPI.”

The following table sets forth the range of the high and low bid prices for our common stock since February 2, 2006, the first day our stock was traded on the Over-the-Counter Bulletin Board market, as reported by the National Quotation Bureau, and represents interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	Bid Price Per Share
	High	Low
February 2006 - March 2006	$10.73	$5.49
April 2006 - June 2006	$9.15	$5.00
July 2006 - September 2006	$8.00	$5.25
October 2006 - December 2006	$7.50	$5.00
January 2007 - March 2007	$7.25	$4.75

Stockholders

As of March 27, 2006, the Company believes there were approximately 126 holders of record of its common stock. The Company believes that a greater number of holders of its common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain all available funds and any future earnings to fund the development and growth of its business and does not anticipate declaring or paying any cash dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered equity securities during the year ended December 31, 2006 that were not previously reported on a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.

Item 6. Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act). To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” “projects” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include those outlined in “Risk Factors” found within our Annual Report on Form 10-KSB and include, without limitation, the Company’s early stage, limited history, limited revenues, limited cash and ability to raise capital to finance the growth of the Company’s operations, the ability of the Company to develop its products and obtain necessary governmental approvals, the Company’s ability to protect its proprietary information, the Company’s ability to attract or retain qualified personnel, including scientific and technical personnel and other risks detailed from time to time in the Company’s filings with the SEC, or otherwise.

All references to the “Company” for periods prior to the closing of the Merger refer to Marco, and references to the “Company” for periods subsequent to the closing of the Merger refer to Neuro-Hitech and its subsidiaries.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB.

The Company is an early stage pharmaceutical company engaged in the acquisition and development of therapies for Alzheimer’s disease and other degenerative neurological disorders. The Company focuses particularly on technologies that address large unmet medical needs and have the potential to enter clinical development within 12 to 24 months after acquisition, and on driving development in a rapid, cost-effective manner.

The Company’s Current Portfolio

The Company’s most advanced product candidate, Huperzine A, is in Phase II clinical trials in the U.S. and is being tested for efficacy and safety in the treatment of mild to moderate Alzheimer’s disease. Huperzine A is a cholinesterase inhibitor that the Company believes may be effective in the treatment of Alzheimer’s disease and Mild Cognitive Impairment (“MCI”), although, to date, its efforts have been focused upon Huperzine A’s effectiveness in Alzheimer’s disease.

The Company is also studying Huperzine A in transdermal form. The Company believes that Huperzine A can effectively be delivered transdermally because of its low dosage requirement and low molecular weight. The Company believes that a transdermal patch is the ideal way to deliver any Alzheimer’s treatment because the patch may provide the drug for up to five days and because transdermal delivery is a more efficient way to deliver the drug, avoiding the gastrointestinal tract.

Worldwide research thus far suggests that, in addition to Alzheimer’s disease, Huperzine A may be effective in treating other dementias and myasthenia gravis. Also, it has potential neuroprotective properties that may render it useful as a protection against neurotoxins, and it has an anti-oxidant effect.

In addition to Huperzine A, the Company is currently working on two major pre-clinical development programs: one for second generation anti-amyloid compound for the treatment of Alzheimer’s disease and, the second program involves the development of a series of compounds targeted to treat and prevent epilepsy.

History

The Company was originally formed on February 1, 2005, as Northern Way Resources, Inc., a Nevada corporation, for the purpose of acquiring exploration and early stage natural resource properties. On January 24, 2006, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among the Company, Marco Hi-Tech JV Ltd., a privately held New York corporation (“Marco”), and Marco Acquisition I, Inc., a newly formed wholly-owned Delaware subsidiary of ours (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), Acquisition Sub was merged with and into Marco, and Marco became a wholly-owned subsidiary of the Company. The Merger was consummated on January 24, 2006, and in connection with that Merger, the Company changed its name to Neuro-Hitech Pharmaceuticals, Inc. The Company subsequently changed its name to Neuro-Hitech, Inc. on August 11, 2006.

Marco was incorporated in the State of New York on December 11, 1996. Through 2005, Marco conducted analytical work and clinical trials of Huperzine A and was focused primarily on licensing proprietary Huperzine A technology from independent third-party developers and investigators, including the Mayo Foundation, and until such time operated with no full-time employees and minimal internal resources. In addition, from time to time, Marco has imported and sold inventories of natural huperzine and other dietary supplement ingredients to vitamin and supplement suppliers to generate revenues. In 2005, Marco decided to raise additional capital to pursue additional approvals and undertake necessary studies for the development and commercialization of Huperzine A, including funding development and securing rights to third-party transdermal patch technology.

Upon the Merger, the Company abandoned the line of business pursued by Northern Way Resources prior to the Merger.

On November 29, 2006, the Company completed its acquisition by merger of Q-RNA, Inc. (“Q-RNA”), a New York-based biotechnology company focused on diseases such as Alzheimer’s, epilepsy and Parkinson’s disease, pursuant to the Agreement and Plan of Merger with QA Acquisition Corp., a Delaware corporation, QA Merger LLC, a Delaware limited liability company, Q-RNA and Dr. David Dantzker, as the “Representative” of the Q-RNA securityholders.

Plan of Operation

The Company’s most advanced product candidate, Huperzine A, is in Phase II clinical trials in the U.S. and is being tested for efficacy and safety in the treatment of mild to moderate Alzheimer’s disease. The Company anticipates concluding patient recruitment by the end of April 2007 and obtaining top-line data during the fourth quarter of 2007.

The Company is also studying Huperzine A in transdermal form. The Company expects to begin Phase I clinical trials in the first quarter of 2008 and to report study results in the latter half of 2008.

Upon obtaining FDA approval for Huperzine A, it is anticipated that the Company’s collaborative partners, if the Company is successful in obtaining collaborative partners, will be primarily responsible for the manufacturing, sale and distribution of Huperzine A products. Efforts will be made to reach licensing agreements with collaborative partners to participate in earlier phases of the drug development process for the Company’s products, reducing the likelihood of the need for it to obtain financing for the additional research and development costs. This strategy may enable the Company to gain access to the marketing expertise and resources of the Company’s potential partners, and to lower its capital requirements.

The principal uses of the Company’s cash and cash equivalents are concluding the Phase II clinical trials, developing alternative delivery technologies, improving on the synthetic processes, and continuing to fund pre-clinical compounds associated with the agreements with PARTEQ. Although the Company has developed plans related to its operations, management continues to retain significant flexibility for the uses of Company funds. In additional to meeting its working capital needs, the Company may also use its cash and cash equivalents to acquire additional products or technologies.

The amounts and the timing of the Company’s expenditures will depend upon numerous factors, including the progress of the Company’s efforts. The Company’s estimate of its allocation of resources is based upon the Company’s current plans and estimates regarding anticipated expenditures. Actual expenditures may vary substantially from these estimates, and the Company may find it necessary or advisable to reallocate its resources for other purposes.

Although the Company has developed initial plans and assumptions related to its operations, management retains significant flexibility in applying a substantial portion of the net proceeds of the offerings. Pending use of the net proceeds, the Company may invest the net proceeds of the offerings in short-term, interest-bearing, investment-grade securities or accounts.

The Company has generated limited revenue from operations to date, and expects to continue generating limited operating revenue for several years. Substantially all of the Company’s operations to date have been funded through the sale of its securities, and the Company expects this to continue to be the case for the foreseeable future.

The Company anticipates, based on current plans and assumptions relating to operations, that its cash and cash equivalents are sufficient to satisfy its contemplated cash requirements to implement its business plan for at least the next twelve months. In the event that the Company’s cash and cash equivalents prove to be insufficient to fund the implementation of its business plan (due to a change in the Company’s plans or a material inaccuracy in its assumptions, or as a result of unanticipated expenses, technical difficulties or other unanticipated problems), the Company will be required to seek additional financing sooner than anticipated in order to proceed with such implementation. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable the Company may have to delay, reduce the scope of or eliminate one or more of its research or development programs, product launches or marketing efforts which may materially harm the Company’s financial condition and operations.

Results of Operations

The following discussion provides a comparison of the Company’s results from operations for the year ended December 31, 2006 to the year ended December 31, 2005.

The Company had revenues from operations of $304,240 for the year ended December 31, 2006, a 46.02% increase from the $208,343 in revenue achieved from the year ended December 31, 2005. The increase in revenue was a result of an increase in product sales to the Company’s single customer of natural huperzine.  The revenue increase is due solely to the sale of natural huperzine.

Cost of goods sold as a percentage of the Company’s revenue was 51% for the year ended December 31, 2006, compared with 49% for the year ended December 31, 2005. The Company’s cost of goods sold remained relatively constant as a percentage of the Company’s revenue as the Company continues to purchase its natural huperzine from the same supplier as the prior year on substantially similar terms.

The Company’s total selling, general and administrative expenses increased from $389,706 for the year ended December 31, 2005 to $1,765,486 for the year ended December 31, 2006. This increase was the result of the Company’s expansion of its executive management and salaries and benefits in response to the acquisition of Q-RNA. Additionally, a portion of the increase in the selling, general and administrative expenses from the prior year is attributable to the increased costs associated with being a public company.

The Company’s research and development costs increased from $678,798 for the year ended December 31, 2005 to $19,480,501 for the year ended December 31, 2006.  As a result of its acquisition of Q-RNA, and in accordance with FASB Statement No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, the Company assigned as in-process research and development, $16,805,787, which represents a substantial portion of the total costs of the Q-RNA acquisition. The acquisition of Q-RNA provided the Company with intellectual property and a pipeline of preclinical compounds. The Company believes the intellectual property and compounds should be expensed in the year of the acquisition due to the Company’s inability to determine an alternative future use in accordance with the aforementioned accounting pronouncement. The increase in other research and development expenses increased from $678,798 for the year ended December 31, 2005 to $2,674,714 for the year ended December 31, 2006 as a result of the expansion of the Company’s clinical development portfolio for Huperzine A. The Company expects operating expenses in 2007 to increase further beyond fourth quarter 2006 levels as it continues to expand its Huperzine research and development activities, begin its planned IND for the trandsdermal patch and increase its headcount to staff these activities.

In December 2003, the Company entered into a clinical research agreement, which was amended in November 2005, with Georgetown pursuant to which Georgetown will provide the Company with Phase II research on Huperzine A. The costs associated with this agreement total $3,146,667 and will be partially funded by the National Institutes of Health. The Company’s portion of the total cost is $1,846,667 and payable in installments upon the achievement of certain milestones. On December 8, 2006, the Company announced the expansion in the size of the Phase II clinical trial by 60 participants, an increase of 40%.  The Company’s portion of the total cost increased by another $1,934,270 and is payable in installments. This agreement may be terminated by either party upon 30 days notice. The Company expects to make additional payments to Georgetown of approximately $1,850,000 until the conclusion of the Phase II clinical trials which the Company expects to occur later this year.

On February 1, 2006, the Company entered into an exclusive development agreement with Org Syn for the development by Org Syn of synthetic Huperzine A, in accordance with the terms of the Agreement. Org Syn received an aggregate of $209,727 upon the execution of the Agreement and may receive up to an additional $209,727 upon the achievement of certain milestones for services rendered under the Agreement.

On March 15, 2006, the Company entered into a Development Agreement with XEL for XEL to develop a Huperzine A transdermal delivery system (the “Product”). Under the terms of the agreement, the Company paid XEL a $250,000 fee upon the execution of the Agreement and will pay XEL $92,500 per month during the development of the Product, which development is estimated to occur in the latter half of 2007 in accordance with the original estimates and the existing schedule. The monthly payment is subject to quarterly adjustment and subject to a limit on aggregate development cost overruns of $250,000.  XEL has agreed to pay any cost overruns in excess of $250,000. The Company expects the continued development and the achievement of certain milestones will require the Company to make additional payments in calendar year 2007 of approximately $655,500 under the terms of the agreement.

As part of the acquisition of Q-RNA, the Company assumed exclusive license agreements with PARTEQ. Under the terms of the exclusive PARTEQ Licensing Agreement the Company made an initial one-time license fee of C$25,000 and is obligated to pay fixed annual fees of $256,802 for the Alzheimer’s research. The Company may also be required to make quarterly royalty payments of 3% of net sales of the licensed products, with a minimum annual royalty of C$10,000 for 2007, C$20,000 for 2008, C$30,000 for 2009 and C$40,000 for 2010 and each subsequent calendar year. Until such time as the Company has a licensed product, the Company will not have to make any quarterly payments. The Company is also obligated to make the following milestone payments: C$100,000 upon completion of a Phase I trial of a licensed product, C$250,000 upon completion of a Phase II trial of a licensed product, and C$1,000,000 upon the first FDA approval (as such term is defined in the PARTEQ Licensing Agreement). The Company does not currently anticipate having a licensed product in the near term. The Company also has the right to sub-license with the payment of 20% of all non-royalty sublicensing consideration.

Under the terms of the PARTEQ Licensing Option Agreement, the Company made an initial payment of C$10,000. The Company has also paid C$48,600 to PARTEQ under the terms of this agreement during the calendar year ended December 31, 2006. If the Company exercises its option, the Company will make a non-refundable, non-creditable license payment of C$17,500 at the time of such exercise and will be required to make quarterly royalty payments of 3% of net sales of the licensed products, with a minimum annual royalty of C$10,000 through the second anniversary of the license, C$20,000 through the third anniversary of the license, C$30,000 through the fourth anniversary of the license and C$40,000 through the fifth anniversary of the license and each subsequent anniversary. The Company does not anticipate having a licensed product in the near term and until such time will not be required to make quarterly payments. If the Company exercises its option, the Company is also obligated to make the following milestone payments: C$100,000 upon completion of a Phase I trial of a licensed product, C$250,000 upon completion of a Phase II trial of a licensed product, and C$1,000,000 upon the first FDA approval (as such term is defined therein). If the Company exercises its option, the Company also has the right to sub-license with the payment of 20% of all non-royalty sublicensing consideration.

Liquidity and Capital Resources

During 2006, the Company issued 3,026,204 shares of its Common Stock in private placements of the Company’s securities, raising gross proceeds of $8,508,531. Costs and expenses related to these private offerings, including, placement agent, legal, accounting, printing fees, totaled in aggregated, $353,127 and were charged to additional paid-in capital.

Prior to the closing of the Merger, the Company’s predecessor, Marco completed a private offering in which Marco received total gross proceeds of $996,006, which after the closing of the Merger were converted into 664,004 shares of the Company’s common stock.

Between January 2006 and March 2006, the Company received total gross proceeds of $4,375,000 from the private placement with accredited investors of an aggregate of 1,750,000 shares of the Company’s common stock and warrants to purchase 437,500 shares of the Company’s common stock. The common stock was sold in the offering at $2.50 per share and the exercise price of the warrants was $5.00 per share.

In November 2006, the Company received total gross proceeds of $3,137,525 from the private placement with accredited investors receiving an aggregate of 612,200 shares of the Company’s common stock and warrants to purchase 306,100 shares of the Company’s common stock. The common stock was sold in the offering at $5.125 per share and the exercise price of the warrants was $7.00 per share.

Item 7. Financial Statements

The Company’s Financial Statements and the Report of the Independent Accountants appear at the end of this annual report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

Not applicable.

Item 8B. Other Information

None.

PART III

Certain information required by Part III is omitted from this report in that the Company will file a definitive proxy statement pursuant to Regulation 14A with respect to its 2007 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, the Company has adopted a Code of Ethics which can be reviewed and printed from its website, www.neurohitech.com.

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement. The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-KSB is also incorporated by reference in this section.

Item 10. Executive Compensation

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Item 12. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Item 13 Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated January 17, 2006, between Northern Way Resources, Inc., a Nevada corporation and Northern Way Resources, Inc., a Delaware corporation	8-K	2.1	1/23/06

2.2	Certificate of Ownership and Merger merging Northern Way Resources, Inc., a Nevada corporation into Northern Way Resources, Inc., a Delaware corporation	8-K	2.2	1/23/06

2.3	Articles of Merger merging Northern Way Resources, Inc., a Nevada corporation into Northern Way Resources, Inc., a Delaware corporation	8-K	2.3	1/23/06

2.4	Agreement of Merger and Plan of Reorganization, dated as of January 24, 2006, by and among Neurotech Pharmaceuticals, Inc., Marco Hi-Tech JV Ltd., and Marco Acquisition I, Inc.	8-K	2.1	1/30/06

2.5	Agreement and Plan of Merger, dated as of November 16, 2006, by and among Neuro-Hitech, Inc., QA Acquisition Corp., QA Merger LLC, Q-RNA, Inc., and Dr. David Dantzker, as the Representative of the Q-RNA, Inc. security holders.	8-K	2.1	12/5/06

3.1	Certificate of Incorporation of Neurotech Pharmaceuticals, Inc.	8-K	3.1	1/23/06

3.2	Certificate of Merger of Marco Acquisition I, Inc. with and into Marco Hi-Tech JV Ltd.	8-K	3.5	1/30/06

3.3	Certificate of Merger of Marco Acquisition I, Inc. with and into Marco Hi-Tech JV Ltd.	8-K	3.6	1/30/06

3.4	Certificate of Amendment of Certificate of Incorporation of Neurotech Pharmaceuticals, Inc., changing name to Neuro-Hitech Pharmaceuticals, Inc.	8-K	3.7	1/30/06

3.5	Certificate of Ownership and Merger effective August 11, 2006	8-K	3.1	8/11/06

3.6	By-laws of the Company	8-K	3.2	1/23/06

4.1	Form of Common Stock Purchase Warrant Certificate	8-K	4.1	1/30/06

4.2	Warrant to purchase common stock of Marco-Hitech JV Ltd. issued to Brown Brothers Harriman & Co.	8-K	4.2	1/30/06

4.3	Warrant to purchase common stock of Marco-Hitech JV Ltd. issued to Barry Honig	8-K	4.3	1/30/06

4.4	Form of Marco Hi-Tech JV Ltd. Registration Rights Agreement	8-K	10.4	1/30/06

4.5	Registration Rights Agreement, dated as of November 29, 2006, by and among Neuro-Hitech, Inc. and David Dantzker as the Representative of the Q-RNA, Inc. security holders	8-K	4.1	12/5/06

4.6	Registration Rights Agreement, dated as of November 29, 2006, by and among Neuro-Hitech, Inc. and individuals and entities that are parties to the Securities Purchase Agreement dated as of November 16, 2006	8-K	4.2	12/5/06

4.7	Form of $13 Warrant issued pursuant to the Merger.	8-K	4.3	12/5/06

4.8	Form of $18Warrant issued pursuant to the Merger.	8-K	4.4	12/5/06

4.9	Form of Warrant issued in connection with the Private Offering.	8-K	4.5	12/5/06

10.1	Neurotech Pharmaceuticals, Inc. 2006 Incentive Stock Plan	8-K	10.1	1/30/06

10.2	Neurotech Pharmaceuticals, Inc. 2006 Non-Employee Directors Stock Option Plan	8-K	10.2	1/30/06

10.3	Form of Private Placement Subscription Agreement	8-K	10.3	1/30/06

10.4	Securities Purchase Agreement, dated January 5, 2006, by and between Marco Hi-Tech JV Ltd. and the investors signatory thereto	8-K	10.5	1/30/06

10.5	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and Reuben Seltzer	8-K	10.6	1/30/06

10.6	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and Alan Kestenbaum	8-K	10.7	1/30/06

10.7	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and John Abernathy	8-K	10.8	1/30/06

10.8	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and Mark Auerbach	8-K	10.9	1/30/06

10.9	Technology License Contract, dated as of June 1, 1997, by and between Mayo Foundation for Medical Education and Research and Marco Hi-Tech JV Ltd.	8-K	10.12	1/30/06

10.10	Clinical Research Agreement, dated March 1, 2002, by and between Georgetown University and Marco Hi-Tech JV Ltd.	8-K	10.13	1/30/06

10.11	Offer Letter, dated January 6, 2006, to John Abernathy from Marco Hi-Tech JV Ltd.	8-K	10.14	1/30/06

10.12	Offer Letter, dated January 5, 2006, to Mark Auerbach from Marco Hi-Tech JV Ltd.	8-K	10.15	1/30/06

10.13	Development Agreement dated February 1, 2006, between the Company and Org Syn Laboratory, Inc	10-QSB	10.1	5/15/06

10.14	Development Agreement dated March 15, 2006, between the Company and Xel Herbaceuticals, Inc	10-QSB	10.2	5/15/06

10.15	Securities Purchase Agreement, dated as of November 16, 2006, by and among Neuro-Hitech, Inc. and the investors identified therein.	8-K	2.2	12/5/06

10.16	Amendment No. 1 to 2006 Incentive Stock Plan	8-K	4.6	12/5/06

10.17	Amendment No. 2to 2006 Incentive Stock Plan	8-K	4.7	12/5/06

10.18	Consultant Agreement, dated as of November 29, 2006, by and between Neuro-Hitech, Inc., and D.F. Weaver Medical, Inc., Donald F. Weaver, Principal Consultant.	8-K	10.1	12/5/06

10.19	2002 Q-RNA, Inc. Stock Incentive Plan	S-8	10.1	12/13/06

14.1	Code of Ethics	10-KSB	14.1	3/31/06

16.1	Letter from Dale, Matheson, Carr-Hilton Labonte, dated as of January 27, 2006	8-K	16.1	2/6/06

21.1	Subsidiaries				X

23.01	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Item 14. Principal Accountant Fees and Services

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

NEURO-HITECH, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Neuro-Hitech, Inc.
New York, New York

We have audited the consolidated balance sheet of Neuro-Hitech, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stock holders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neuro-Hitech, Inc. and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123(R).

MOORE STEPHENS, P.C.
Certified Public Accountants

Cranford, New Jersey
March 28, 2007

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2006
ASSETS:
Current Assets:
Cash and Cash Equivalents	$4,705,195
Accounts Receivable	25,800
Inventory	31,291
Prepaid Expenses	23,921
Deferred Charges	93,750
Total Current Assets	4,879,957

Property and Equipment, net	7,246

Total Assets	$4,887,203

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts Payable and Accrued Expenses	$1,195,744
Total Current Liabilities

Stockholders' Equity:
Common Stock-Class A $.001 Par Value Authorized: 100, Issued & Outstanding: 100	-
Common Stock $.001 Par Value Authorized: 44,999,900, Issued & Outstanding: 11,855,135	11,855
Additional Paid-in Capital	28,891,967
Deferred Compensation	(1,178,147)
Accumulated Deficit	(24,034,216)
Totals	3,691,459

Total Stockholders' Equity	3,691,459

Total Liabilities and Stockholders' Equity	$4,887,203

See Notes to Consolidated Financial Statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005
Sales	$304,240	$208,343
Cost of Goods Sold	155,014	102,637
Gross Profit	149,226	105,706

Operating Expenses:
Selling General & Administrative Expenses	1,765,486	389,706
Research and Development Costs	19,480,501	678,798
Share-Based Compensation	327,835	-
Amortization of Deferred Compensation	130,905	-
Total Operating Expenses	21,704,727	1,068,504

(Loss) from Operations	(21,555,501)	(962,798)

Other Income:
Interest Income	147,730	7,957
Total Other Income	147,730	7,957

(Loss) before Provisions for IncomeTaxes	(21,407,771)	(954,841)

Provisions for Income Taxes	-	-

Net (Loss)	$(21,407,771)	$(954,841)

Basic and Diluted (Loss) per Weighted Average Common Shares Outstanding	$(2.25)	$(0.11)

Weighted Average - Common Shares Outstanding	9,528,650	8,327,056

See Notes to Consolidated Financial Statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statment of Changes in Stockholders' [Deficit] Equity

	Convertible Preferred Stock Series A		Class A - Common Stock		Common Stock		Additional Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Totals
Balance as of January 1, 2005	12,005	$12,005		$-	8,654,112	$86,541	$2,478,373		$(1,671,604)	$905,315
Net (Loss)									(954,841)	(954,841)
Balance as of December 31, 2005	12,005	$12,005	-	-	8,654,112	$86,541	$2,478,373	-	$(2,626,445)	$(49,526)

Recapitalization as of January 18, 2006	(12,005)	(12,005)	100	$-	(1,626,860)	(79,514)	91,519			-
Private Placement of Common Stock, net of issuance costs of $353,127					3,026,204	3,026	8,152,378			8,155,404
Common Stock and Warrants Issued in Connection with Q-RNA merger, net of issuance costs of $271,394			-	-	1,800,000	1,800	16,532,593			16,534,393
Exercise of Stock Options			-	-	1,679	2	217			219
Share-Based Compensation Expense							327,835			327,835
Recognition of Non-Qualified Stock Options in accordance with Consulting Agreement							1,309,052	$(1,309,052)		-
Amortization of Deferred Compensation								130,905		130,905
Net (Loss)	-		-		-			-	(21,407,771)	(21,407,771)
Balance as of December 31, 2006	-	$-	100	$-	11,855,135	$11,855	$28,891,967	$(1,178,147)	$(24,034,216)	$3,691,459

See Notes to Consolidated Financial Statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005
Cash flows used in operating activities:
Net (Loss)	$(21,407,771)	$(954,841)

Adjustments to Reconcile Net (Loss) to Net Cash (Used In) Operating Activities:
Acquired Research and Development Costs	16,805,787	-
Share-based Compensation Expense	327,835	-
Amortization of Deferred Compensation	130,905	-
Depreciation Expense	1,749	-

Change in operating assets and liabilities:
(Increase) Decrease in Assets:
Accounts Receivable	26,325	(29,370)
Inventory	(31,293)	12,587
Due From Affiliate	-	27,669
Prepaid Expenses	(23,921)	472,345
Income Taxes Receivable	-	35,067
Deferred Charges	(93,750)	-
Increase (Decrease) in Liabilities:
Accounts Payable and Accrued Expenses	1,045,793	22,457
Due To Affiliate	(42,304)	-
Total Adjustments	18,147,126	540,755
Net cash (used in) Operating activities	(3,260,645)	(414,086)

Cash flows used in Investing activities:
Business Acquisition and Related Costs	(271,394)	-
Capital Expenditures	(8,995)	-
Net cash (used in) Investing activities	(280,389)	-

Cash flows from financing activities:
Net Proceeds from Private Placement Offering of Common Stock	8,155,404	-
Proceeds from Exercise of Stock Options	219	-
Net cash provided by Financing activities	8,155,623	-

Net increase (decrease) in cash and cash equivalents	4,614,589	(414,086)

Cash and cash equivalents, beginning of years	90,606	504,692

Cash and cash equivalents, end of years	$4,705,195	$90,606

Cash Paid For:
Income Taxes	$-	$-
Interest	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In connection with the Q-RNA merger, the Company entered into a consulting agreement and issued 500,000 non-qualified stock options valued at their grant date fair value - date of the merger closing. The total fair value of these options approximated $1,309,000 and was recognized as Deferred Compensation in the Stockholders' Equity section of the Balance Sheet. During 2006, in accordance with vesting terms of the options, the Company recognized approximately $131,000 of expense for the amortization of Deferred Compensation. As of December 31, 2006, there was approximately $1,178,000 of remaining Deferred Compensation.

In connection with the reverse merger into Northern Way Resources - a non-operating public shell - shareholders of the former privately held company - Marco Hi-Tech J.V. LTD - converted their shares of preferred stock into common stock of the publicly traded Company for approximatly $12,000.

See Notes to Consolidated Financial Statements

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

[1] Nature of Operations

Neuro-Hitech, Inc. (the “Company” or “Neuro-Hitech”) is an early stage pharmaceutical company engaged in the acquisition and development of therapies for Alzheimer’s disease and other degenerative neurological disorders. The Company focuses particularly on technologies that address large unmet medical needs and have the potential to enter clinical development within 12 to 24 months after acquisition, and on driving development in a rapid, cost-effective manner. The Company’s current portfolio consists of small molecule drugs in development to treat large, unmet medical needs - Alzheimer’s disease, epilepsy and myasthenia gravis.

On November 29, 2006, the Company completed an acquisition by merger of Q-RNA, Inc. (“Q-RNA”), a New York-based biotechnology company focused on diseases such as Alzheimer’s, epilepsy and Parkinson’s. The acquisition of Q-RNA provided the Company with a pipeline of compounds, many of which have been discovered and developed internally. Q-RNA believed that these compounds provided it with a robust research and development pipeline.

Liquidity

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. For the tax year ending December 31, 2006, the Company generated a net loss of approximately $21.4 million. As of December 31, 2006, the Company has funded its working capital requirements primarily through the sale of equity to founders, institutional and individual investors. Management intends to fund future operations through entrance into the commercial marketplace as well as additional equity offerings.

There can be no assurance that the Company will be successful in obtaining financing at the level needed for long-term operations or on terms acceptable to the Company. In addition, there can be no assurance, assuming the Company is successful in commercializing its product, realizing revenues and obtaining new equity or debt offerings that the Company will achieve profitability or positive cash flow. As discussed above, the Company is incurring significant losses, which give rise to questions about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

[2] Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated. Approximately $304,240 and $4,887,203 of consolidated revenue and assets, after eliminations, respectively are based upon the accounts of the parent and $0 and $0 of consolidated revenue and assets, after eliminations respectively, of the subsidiary.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid financial instruments with an original maturity of three months or less from the date acquired.

Concentrations of Credit Risk

Financial statement items which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and trade accounts receivable arising from the Company’s normal business activities. To mitigate cash risks, the Company places its cash with a high credit quality financial institution. At December 31, 2006, the Company had approximately $4,600,000 in this financial institution that is subject to normal credit risk beyond federally insured amounts.

Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity. The Company routinely assesses the financial strength of its customers and maintains allowances for doubtful accounts for estimate of the amount of probable credit losses of accounts receivable balances outstanding. Account balances are charged against the allowance after all means of collection have been pursued and likelihood of collection is remote. The Company does not have any off-balance sheet credit exposure related to its customers. Based on management’s assessment of credit losses as of December 31, 2006, no allowance for doubtful accounts was deemed necessary.

Inventory

Inventory is stated at the lower of average cost or market.

Property and Equipment

Furniture, fixtures and equipment are carried at cost. Depreciation is recorded on the straight-line method over three years, which approximates its useful life. Depreciation expense in 2006 and 2005 was $1,749 and $0, respectively.

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported in the statement of operations. During 2006 and 2005, there were no sales or retirements of property and equipment.

Earnings Per Share

The Company has adopted the provisions of SFAS No. 128. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

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

Basic earnings (loss) per share reflect the amount of earnings (loss) for the period attributable to each share of common stock outstanding during the reporting period. For the year ended December 31, 2006 the Company recorded a loss and as a result, the average number of common shares used in the calculation of basic and diluted loss per share have not been adjusted for the effects of potential common shares from unexercised stock options and warrants.

In January 2006, the Company merged into a non-operating public shell, analogous to a reverse acquisition as more fully described in Note 5 - Capital Stock. The shares issued in connection with this transaction are presented as outstanding for all periods presented.

The basic and diluted loss per common share outstanding on the Consolidated Statement of Operations excludes common shares represented by warrants and options from the computation of diluted net loss per share, as they have an anti-dilutive effect but may dilute earnings per share in the future.

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the Company to record as an expense in its financial statements the fair value of all stock-based compensation awards. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees using the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123(R) for all unvested awards granted prior to the effective date of SFAS No. 123(R).

During 2005, no share-based payments were granted under the Company’s stock option plan and therefore the Company did not have any share-based compensation expense under the modified prospective method for that period.

Deferred Compensation

In accordance with EITF Abstract No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” based on the nature of the consultant as a service provider, the fair value of these shares have been measured based on their grant date - the date the agreement was entered into in connection with the Q-RNA merger - using the Black-Scholes pricing model and recorded as Deferred Compensation in the Stockholders’ Equity section of the balance sheet.

Income Taxes

The Company follows the provisions of the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Income taxes are provided on taxable income at the statutory rates applicable to such income. Deferred taxes arise from the temporary differences in the basis of assets and liabilities for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses, approximate fair value due to the relatively short maturity of these instruments.

Revenue Recognition

Revenues from product sales are recognized when products are shipped to the customer.

Research and Development Costs

All research and development costs are expensed as incurred and include costs paid to sponsored third parties to perform research and conduct clinical trials.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred approximately $0 in advertising costs during 2006 and 2005.

[3] Property and Equipment

December 31, 2006
Office Equipment	$8,995
Less: Accumulated depreciation	1,749
Net Office Equipment	$7,246

[4] Operating Lease

The company leases office space under a three year lease expiring June 30, 2009. The Company is required to pay utilities, insurance and other costs related to the leased facilities.

July 2006 - June 2007	$53,712
July 2007 - June 2008	54,971
July 2008 - June 2009	56,261
July 2009 - June 2010	-
July 2010 - June 2011	-
Thereafter	-
Totals	$164,944

The Company’s lease on its office space has an escalation clause requiring increases over the lease term. The effect of the escalation clause which requires straight-line recognition over the lease term has not been recorded in accordance with SFAS No. 13 “Accounting for Leases” as it has been deemed immaterial.

[5] Capital Stock

Recapitalization

On January 18, 2006, Northern Way Resources, Inc., a Nevada corporation (“Northern-NV”) was merged with and into Northern Way Resources Inc., a Delaware corporation (“Northern-DE”) for the sole purpose of changing its state of incorporation from Nevada to Delaware pursuant to an Agreement and Plan of Merger dated January 12, 2006 (“Reincorporation Merger Agreement”), which was approved through an action by written consent of a majority of the stockholders on the same date (“Reincorporation Merger”). Under the terms of the Reincorporation Merger, each share of Northern-NV was exchanged for one share of Northern-DE. In connection with the Reincorporation Merger, Northern-DE changed its name to Neurotech Pharmaceuticals, Inc. (“Neurotech”).

On January 24, 2006 Neurotech entered into an Agreement of Merger and Plan of Reorganization by and among Neurotech, Marco Hi-Tech J.V. Ltd., a privately held New York corporation, and Marco Acquisition I, Inc., (“Acquisition Sub”) a newly formed wholly-owned Delaware subsidiary of Neurotech. Upon closing of the merger transactions contemplated under the Merger Agreement, Acquisition Sub was merged with and into Marco, and Marco became a wholly-owned subsidiary of Neurotech.

On January 25, 2006, Neurotech filed a Certificate of Amendment to its Certificate of Incorporation in the State of Delaware in order to change its name to Neuro-Hitech Pharmaceuticals, Inc.

For accounting purposes, the acquisition was treated as an issuance of shares for cash by Marco with Marco as the acquirer. Historical operations information prior to January 2006 is that of Marco only. The accounting is identical to that resulting from a reverse acquisition except that no goodwill or other intangible assets are recorded. Pro forma information is not presented as of the date of this transaction, Neurotech was considered a public shell and accordingly, the transaction was not considered a business combination.

Thereafter, on August 11, 2006, Neuro-Hitech Pharmaceuticals, Inc. amended its Certificate of Incorporation to change its name to “Neuro-Hitech, Inc.”

Private Offering

Immediately after the closing of the Merger on January 24, 2006, there were 7,027,252 shares of Neuro-Hitech Common Stock issued and outstanding and 100 shares of Neuro-Hitech Class A Common Stock issued and outstanding.

Prior to the closing of the Merger, the Company’s predecessor, Marco completed a private offering in which Marco received total gross proceeds of $996,006, which after the closing of the merger with the Company, were converted into 664,004 shares of the Company’s common stock. Subsequent to the closing of the Merger, Neuro-Hitech completed a private offering of 1,750,000 shares of its common stock and warrants to purchase 437,500 shares of its common stock for $4,375,000 million in cash. The exercise price of the warrants is $5.00 per share.

On November 29, 2006 Neuro-Hitech closed on the sale in a private offering of 612,200 shares of its common stock and warrants to purchase 306,100 shares of its common stock for $3,137,525 in cash.  The exercise price of the warrants is $7.00 per share.

Placement agent, legal, accounting, printing and other costs related to these offerings, in the aggregate amount of $353,127, were charged to additional paid-in capital in the year ended December 31, 2006.

Business Combination

On November 29, 2006 Neuro-Hitech completed the acquisition of Q-RNA, Inc., a New York-based biotechnology company focused on diseases such as Alzheimer’s, epilepsy and Parkinson’s disease. Neuro-Hitech privately issued merger consideration to the Q-RNA securityholders consisting of an aggregate of: (i) 1,800,000 shares of Neuro-Hitech common stock, (ii) warrants to purchase 600,356 shares of Neuro-Hitech common stock at an exercise price of $13 per share, and (iii) warrants to purchase 600,356 shares of Neuro-Hitech common stock at an exercise price of $18 per share.  In addition, Neuro-Hitech assumed Q-RNA employee stock options now exercisable for 199,288 shares of Neuro-Hitech common stock. The weighted average exercise price of these stock options was $12.66. The Neuro-Hitech common stock issued as merger consideration will be subject to a lock-up of up to two years and therefore not freely transferable during the lock-up period.

[6] Research and License Agreement

Mayo Foundation

The Company holds an exclusive license for two composition of matter patents and four process patents for Racemic Huperzine A, Huperzine A and their analogues and derivatives from the Mayo Foundation.

The Company has an exclusive worldwide license to the four patents pursuant to a Technology License Contract with the Mayo Foundation (the “Mayo Licensing Agreement”) and rights to patents or future developments. The Company made an initial, nonrefundable royalty payment of $82,500 when it entered into the Mayo Licensing Agreement in 1997 and upon filing of an investigational new drug application (IND) the Company paid $25,000 to Mayo in 2002, and will be required to make, once FDA approval is received, quarterly royalty payments of 5% of net sales of the licensed products and 1% of net sales of any Natural Products (as such terms are defined in the Mayo Licensing Agreement) sold by the Company prior to May 29, 2007, with a minimum annual royalty of $300,000. The Company is also obligated to make certain maintenance and milestone royalties payments. The total amount of royalties payable under these milestones are $3,225,000. As of December 31, 2006, the Company has paid $25,000 in milestone royalties. Prior to obtaining FDA approval of a Licensed or a Natural Product the Company is obligated to pay the Mayo Foundation $5,000 annually. The Company also has an option to license any patents that issue as a result of continuations, continuations-in-part, divisional or foreign applications filed based on the licensed patent upon payment of $15,000. The Mayo Foundation has the option under the Mayo Licensing Agreement to purchase products from the Company at a 30% discount to market.

As of December 31, 2006, the Company continues to coordinate the research and development efforts needed in order to complete the clinical studies and have not received FDA approval. In addition, there have not been any sales of any licensed product during the year ended December 31, 2006.

Under the terms of the Agreement, the Company will pay fixed annual fees of $5,000 prior to obtaining FDA approval.

For the year ended December 31, 2006 and 2005, the total research and development costs incurred by the Company have been approximately $205,000 and $5,000, respectively. The total costs since inception of the agreement were approximately $350,000 and are reflected in the Research and Development caption of the Statement of Operations.

Georgetown University

In December 2003, the Company entered into a clinical research agreement, which was amended in November 2005, with Georgetown pursuant to which Georgetown will provide the Company with Phase II research. The costs associated with this agreement total $3,146,667 and will be partially funded by the National Institutes of Health. The Company’s portion of the total cost is $1,846,667 and payable in installments upon the achievement of certain milestones.

On December 8, 2006, the Company announced the expansion of the size of the Phase II clinical trial by 60 participants, an increase of 40%.  The Company’s portion of the total cost increased by another $1,934,270 and is payable in installments. This agreement may be terminated by either party upon 30 days notice.

For the year ended December 31, 2006, the total cost incurred by the Company was $952,500 and the total costs incurred since inception of the agreement was approximately $1,927,500.

The Company expects to make total payments of $1,853,437 in 2007 as the Phase II clinical trial conclude.

Org Syn Laboratory, Inc.

On February 1, 2006, the Company entered into an exclusive development agreement with Org Syn for the development of synthetic Huperzine A. Org Syn received an aggregate of $209,727 upon the execution of the Agreement and may receive up to an additional $209,727 upon the achievement of certain milestones for services rendered under the Agreement. The Development Agreement may be terminated by the Company if Org Syn fails to achieve certain stated milestones.

For the year ended December 31, 2006, the total research and development cost incurred was approximately $419,500 and is reflected in the Research and Development caption of the Statement of Operations.

Xel Herbaceuticals, Inc.

On March 15, 2006, the Company entered into a development agreement with Xel Herbaceuticals, Inc. (“XEL”) for XEL to develop a Huperzine A Transdermal Delivery System (“Delivery Product”). Under the terms of the agreement, the Company paid XEL a $250,000 fee upon the execution of the agreement and will pay XEL $92,500 per month during the development of the Delivery Product, which development is estimated to take approximately 16 months. The $250,000 fee paid upon the execution of the agreement is amortized ratably over the term of the agreement and is reflected in Deferred Charges caption of the Balance Sheet as of December 31, 2006 for $93,750. The monthly payment is subject to quarterly adjustment and subject to a limit on aggregate development cost overruns of $250,000. XEL has agreed to pay any cost overruns in excess of $250,000. The Company and XEL intend to seek domestic and foreign patent protection for the Delivery Product.

If the Company elects to exercise its right to license the Delivery Product in the United States and Canada (“North America”) and to develop the Delivery Product on its own, the Company will pay XEL an initial license fee of $400,000 and up to an aggregate of $2.4 million in additional payments upon the achievement of certain milestones, including completion of a prototype, initial submission to the FDA, completion of phases of clinical studies and completion of the FDA submission and FDA approval.. Similarly, if the Company elects to exercise its option to license the Delivery Product worldwide excluding China, Taiwan, Hong Kong, Macau and Singapore (“Worldwide”), and develop the Delivery Product on its own, the Company will pay XEL an additional initial license fee of $400,000 and up to an aggregate of $2.4 million in additional payments upon the achievement of comparable milestones. If XEL fails to obtain a U.S. or international patent, the corresponding license fee and milestone payments will be reduced by 50% until such time as XEL obtains such patent, at which time the unpaid 50% of all such milestone payments previously not made will be due.

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

If the Company exercises its right to license the Delivery Product in North America and to develop the Delivery Product with a third party, the Company will pay XEL 50% of any initial signing fees and milestone fees (excluding any research and development fees) paid by such third party. Similarly, in the event that the Company decides to exercise its option to license the Delivery Product Worldwide and to develop the Delivery Product with a third party, the Company will pay XEL 50% of any initial signing fees and milestone fees (excluding any research and development fees) paid by such third party. If XEL fails to obtain a U.S. or international patent, the percentage of the corresponding fees will be reduced to 25%. The Company will pay XEL 20% of any royalty payments received by the Company from third-party sublicensees, or if the Delivery Product is not protected by at least one patent, 10% of any royalty received by the Company from sublicensees.

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

For the year ended December 31, 2006, the total research and development costs incurred were approximately $1,081,000 and are reflected in the Research and Development caption of the Statement of Operations.

The Company expects to make total payments of $655,500 in 2007 for continued development and achievement of certain milestones.

Dalhousie License Agreements (PARTEQ)

As part of the acquisition of Q-RNA, the Company assumed exclusive License Agreements with PARTEQ Research and Development Innovations (“PARTEQ”), the technology licensing arm of Queens University, Kingston, Ontario, Canada.

The Exclusive Patent License Agreement with PARTEQ (the “Alzheimer’s Agreement”) grants the Company an exclusive worldwide license to all innovations and developments, including the patent applications and additional filings, related to specified patents related to research on Alzheimer’s disease. The Company made a one-time license fee of C$25,000 when it entered into the Alzheimer’s Agreement in 2005 and will be required to make quarterly royalty payments of 3% of net sales of the licensed products (as such term is defined in Alzheimer’s Agreement), with a minimum annual royalty of C$10,000 for 2007, C$20,000 for 2008, C$30,000 for 2009 and C$40,000 for 2010 and each subsequent calendar year. The Company is also obligated to make the following milestone payments: C$100,000 upon completion of a Phase I trial of a licensed product, C$250,000 upon completion of a Phase II trial of a licensed product, and C$1,000,000 upon the first FDA approval (as such term is defined in the Alzheimer’s Agreement). The Company also has the right to sub-license with the payment of 20% of all non-royalty sublicensing consideration.

Under the terms of the Alzheimer’s Agreement which was amended in early 2007, the Company will pay fixed annual fees of C$256,802.

The Exclusive Patent License Option Agreement with PARTEQ (the “Epilepsy Agreement”) grants the Company an option to acquire an exclusive worldwide license to all innovations and developments, including the patent applications and additional filings, related to specified patents related to research on Epilepsy. The Company made a non-refundable, non-creditable option payment of C$10,000 when it entered into the Epilepsy Agreement in 2006. If the Company exercises its option, the Company will make a non-refundable, non-creditable license payment of C$17,500 at the time of such exercise. If the Company exercises its option, it will be required to make quarterly royalty payments of 3% of net sales of the licensed products (as such term is defined in Epilepsy Agreement), with a minimum annual royalty of C$10,000 through the second anniversary of the license, C$20,000 through the third anniversary of the license, C$30,000 through the fourth anniversary of the license and C$40,000 through the fifth anniversary of the license and each subsequent anniversary. If the Company exercises its option, the Company is also obligated to make the following milestone payments: C$100,000 upon completion of a Phase I trial of a licensed product, C$250,000 upon completion of a Phase II trial of a licensed product, and C$1,000,000 upon the first FDA approval (as such term is defined therein). If the Company exercises its option, the Company also has the right to sub-license with the payment of 20% of all non-royalty sublicensing consideration.

For the year ended December 31, 2006, the total research and development costs incurred were approximately C$48,600 and are reflected in the Research and Development caption of the Statement of Operations.

Under the terms of the Epilepsy Agreement which was amended in early 2007, the Company will pay fixed annual fees of C$150,800.

The following chart estimates the fixed annual research and development costs of the Company, excluding any exercise of the option under the Epilepsy Agreement and any milestone payments to XEL.

Year	Amount
2007	$2,839,519
2008	5,000
2009	5,000
2010	-
2011	-
Thereafter	-
Total	$2,849,519

See Note 14 for description of a subsequent event related to the License Agreement with PARTEQ.

[7] Business Combination

On November 29, 2006, the Company completed an acquisition by merger of Q-RNA, Inc. a privately held New York-based biotechnology company. In connection with the acquisition, the Company issued (i) 1,800,000 shares of the Company’s common stock, (ii) warrants to purchase 600,356 shares of the Company’s common stock at an exercise price of $13 per share, and (iii) warrants to purchase 600,356 shares of the Company’s common stock at an exercise price of $18 per share. The Company also assumed Q-RNA options outstanding which upon exercise will be exercisable into 199,286 shares of the Company’s common stock. The common shares and warrants were valued at the adjusted close price of the NHPI stock on the closing date of the agreement which was $5.60 per share. The issuance costs related to the Q-RNA Merger totaled approximately $271,000.

Upon acquisition of Q-RNA, the Company adopted Interpretation No. 4 (FIN), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. In accordance with this interpretation, a substantial portion of the costs of the Q-RNA acquisition, $16,805,787 million, was assigned to in-process research and development and expensed upon acquisition as management deemed these assets to have no alternative future use.

The unaudited pro forma information below assumes that Q-RNA was acquired in fiscal 2006 and 2005 at the beginning of the respective year. The impact of charges for in-process research and development have been excluded.

The unaudited proforma information is presented for informational purposes only and is not indicative of the results of future operations or results that would have been achieved had the acquisitions taken place at the beginning of fiscal years.

	For the Years Ended December 31,
	2006	2005
Total Revenue	$304,240	$208,343

Net [Loss]	$(5,402,784)	$(1,884,746)

Basic and Diluted [Loss] Per Common Share	$(0.48)	$(0.17)

The acquisition of Q-RNA provided the Company with intellectual property and a pipeline of preclinical compounds.

[8] Employee and Non-Employee Stock Based Compensation

As of December 31, 2006 the Company had two stock-based compensation plans, which are described below. The Company adopted the fair value method of recording stock-based compensation in accordance with the modified prospective method of SFAS No. 123(R), Share-Based Payment.

The Company’s Incentive Plan provides for the issuance of options and other equity-based awards for the Company’s common stock. Shares issued upon exercise of equity-based awards are shares held in treasury that have been reserved for issuance under the plan. The Company’s Incentive Plan is administered by the Company’s board of directors, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Options generally have an exercise price equal to the fair market value of the Company’s common stock as of the grant date.

Non-Employee Stock Option Plan

On January 24, 2006, Neuro-Hitech’s shareholders approved the Company’s 2006 Non-Employee Directors Stock Option Plan (the “Directors Plan”). Key features of this Plan include:

•
Non-employee directors of the Company and its subsidiaries are eligible to participate in the Directors Plan. The term of the Directors Plan is ten years. 400,000 shares of common stock have been reserved for issuance under the Directors Plan.

•	Options may only be issued as non-qualified stock options.

•	Stockholder approval is required in order to replace or reprice options.

•	The Directors Plan is administered by the board or a committee designated by the board.

•	Options shall be granted within ten years from the effective date.

•	Upon a “change in control” any unvested options shall vest and become immediately exercisable.

A summary of the stock option activity under the Company’s Non-Employee Directors Stock Option Plan during the year ended December 31, 2006 is presented below:

	Options Outstanding as of 12/31/2006			Options Exercisable
	Weighted Average				Weighted
Exercise Price Range	Number of Shares Outstanding	Remaining Contractual Life	Exercise Price Per Share	As of 12/31/2006	Average Exercise Price Per Share
$0.00 to $2.50 per share	350,000	4.00	$2.50	116,666	$2.50

	Year Ended Dec. 31, 2006
	Number of Options	Weighted Average Exercise Price Per Share
Inception	-	-
Granted	350,000	$2.50
Exercised	-	-
Expired	-	-
Outstanding at End of Year	350,000	$2.50

Employee Stock Option Plan

On January 24, 2006, Neuro-Hitech’s shareholders approved the Company’s 2006 Incentive Stock Plan (the “Incentive Plan”). Key features of this Plan include:

•
Company’s officers, directors, key employees and consultants of the Company and its subsidiaries are eligible to participate in the Incentive Plan. The term of the Incentive Plan is ten years. 1,350,000 shares of common stock have been reserved for issuance under the Incentive Plan.

•	Both incentive and nonqualified stock options may be granted under the Incentive Plan.

•	The Incentive Plan terminates on January 23, 2016.

•	The Incentive Plan is administered by the board of directors or a committee designated by the board.

On January 24, 2006, the Company's Chief Executive Officer and Executive Vice President were granted options to purchase 220,000 shares and 70,000 shares of the Company’s common stock, respectively, each at an exercise price of $2.50 per share. One-third of the shares granted vested on the date of grant and the remaining shares vest in equal proportions on the first and second anniversaries of the grant date.

In connection with the acquisition of Q-RNA, the Company also entered into a consulting relationship with Dr. Donald F. Weaver and signed an Employment Agreement with William McIntosh, as Chief Operating Officer, and William Wong, as Chief Scientific Officer.

Under the terms of the Consultant Agreement, the Company issued 500,000 non-qualified stock options to Dr. Donald Weaver. These options have a contractual term of 15 years and are exercisable at $5.85 per share.

Vesting of the options is based on two separate criteria. The first vesting criteria is for each successful year of completion of the sponsored research agreement measured from July to June and commencing in 2006 the consultant will earn the right to exercise the purchase of 50,000 options which total 200,000 options over a four year vesting term.

The second vesting criteria allows for the ability to earn the right to purchase the other 300,000 options measured by achievement of specified milestones in connection with the sponsored research agreement. There are four milestones allowing for the right to purchase an additional 75,000 shares, respectively.

Initial recognition of the deferred compensation approximated $1.3 million and was amortized by approximately 131,000 through December 31, 2006 due to vesting of the first 50,000 shares in accordance with achievement of the first successful year of completion of the sponsored research agreement from July 2005 through June 2006.

On November 29, 2006, Mr. McIntosh signed an employment agreement and received options to purchase 300,000 shares of the Company’s common stock, which option becomes exercisable as to 18,750 shares per quarter beginning as of the date of this agreement. The option has an exercise price of $5.85 per share.

On November 29, 2006, Mr. Wong signed an employment agreement and received options to purchase 150,000 shares of the Company’s common stock, which option becomes exercisable as to 9,375 shares per quarter beginning as of the date of this agreement. The option has an exercise price of $5.85 per share.

	Options Outstanding as of 12/31/2006			Options Exercisable
	Weighted Average				Weighted
Exercise Price Range	Number of Shares Under Option	Remaining Contractual Life	Exercise Price Per Share	As of 12/31/2006	Average Exercise Price Per Share
$0.00 to $2.50 per share	290,000	9.08	$2.50	96,667	$2.50
$2.51 to $5.85per share	950,000	12.55	$5.85	78,125	$5.85
	1,240,000			174,792

	Year Ended Dec. 31, 2006
	Number of Options	Weighted Average Exercise Price Per Share
Inception	-	-
Granted	1,240,000	$5.07
Exercised	-	-
Expired	-	-
Outstanding at End of Year	1,240,000	$5.07

The fair value used in calculating the stock option expense has been estimated using Black-Scholes pricing model which takes into account as of the grant date, the exercise price, expected life of the option, contractual term, current price of the underlying stock, expected volatility, expected dividends on the stock and the risk-free interest rate based on expected term of the option. The risk-free rate is estimated based on U.S. Treasury security rates for the applicable terms.

The following is the average of the data used for the aforementioned assumptions:

Year Ended	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividends
December 31, 2006	4.45%	5	48.60%	None

During 2006, compensation costs on vested awards for two plans totaled approximately $328,000 and is reflected in Share-Based Compensation caption of the Statement of Operations.

As of December 31, 2006, there was $1,178,147 of total unrecognized compensation cost related to nonvested stock-based compensation in connection with the Q-RNA merger and the related consulting agreement entered into. This amount is to be recognized as Amortization of Deferred Compensation in the Statement of Operations in accordance with vesting provisions. As of December 31, 2006, approximately $131,000 reflected in Amortization of Deferred Compensation in the Statement of Operations in accordance with the vesting schedule.

Options Assumed From Q-RNA Merger

As part of the Q-RNA merger, the Company assumed Q-RNA options outstanding which upon exercise will be exercisable into 199,286 shares of the Company’s common stock. Upon consummation of the Q-RNA Merger, the shares were immediately exercisable into the Company’s common stock.

	Options Outstanding as of 12/31/2006			Options Exercisable
	Weighted Average				Weighted
Exercise Price Range	Number of Shares Under Option	Remaining Contractual Life	Exercise Price Per Share	As of 12/31/2006	Average Exercise Price Per Share
$0.00 to $3.80 per share	12,059	0.38	$3.80	12,059	$3.80
$3.81 to $9.49 per share	1,210	6.75	$9.49	1,210	$9.49
$9.50 to $12.66 per share	180,314	6.88	$12.66	180,314	$12.66
$12.67 to $13.92 per share	1,975	0.42	$13.92	1,975	$13.92
	195,558			195,558

	Year Ended December 31, 2006
	Number of Options	Weighted Average Exercise Price Per Share
Assumed Upon Acquisition	199,286	$11.88
Exercised	1,679	$0.13
Expired	2,049	$11.44
Outstanding at End of Year	195,558	$11.88

See Note 5 for further description of the options assumed by the Company in connection with the Q-RNA merger.

Warrants to Non-Employees

Prior to the closing of the Merger with Northern Way Resources, Inc., the Company’s predecessor, the Company granted warrants to purchase an aggregate of 100,000 shares of common stock at $2.50 per share.

In connection with a private offering of its securities, in January 2006, the Company granted warrants to purchase an aggregate of 437,500 shares of common stock at $5.00 per share.

In November 2006 in connection with a private placement offering, the Company granted warrants to purchase an aggregate of 306,100 shares of common stock at $7.00 per share.

A summary of the warrant activity during the year ended December 31, 2006 is presented below:

	Options Outstanding as of 12/31/2006			Options Exercisable
	Weighted Average				Weighted
Exercise Price Range	Number of Shares Under Option	Remaining Contractual Life	Exercise Price Per Share	As of 12/31/2006	Average Exercise Price Per Share
$0.00 to $2.50 per share	100,000	4.00	$2.50	100,000	$2.50
$2.51 to $5.00 per share	437,500	3.00	$5.00	437,500	$5.00
$5.01 to $7.00 per share	306,100	4.00	$7.00	306,100	$7.00
*$7.01 to $13.00 per share	600,356	9.92	$13.00	600,356	$13.00
*$13.01 to $18.00 per share	600,356	9.92	$18.00	600,356	$18.00
	2,044,312			2,044,312

	Year Ended December 31, 2006
	Number of Warrants	Weighted Average Exercise Price Per Share
Beginning of year	40,000	$0.98
Granted	2,044,312	$11.34
Exercised	-	-
Expired	(40,000)	$0.98
Outstanding at end of year	2,044,312	$11.34

*See Note 5 for further description of the 1,200,712 warrants issued in connection with the acquisition of Q-RNA.

[9] Employment Contracts and Consulting Agreements

Under the terms of the Q-RNA Merger Agreement, the Company entered into a consulting agreement with Dr. Donald F. Weaver and employment agreements with William McIntosh, as Chief Operating Officer, and William Wong, as Chief Scientific Officer.

Under the terms of the Consultant Agreement, Dr. Weaver will serve as a member of the Company’s Scientific Advisory Board and consult with the Company on matters pertaining to the research and development of products owned or licensed by the Company. Dr. Weaver will also serve as the coordinator and administrator of any formal licensing, sponsored research or other agreements as executed by the Company with Queens University, PARTEQ Innovations and Dalhousie University.

In consideration for the Consultant’s services, Dr. Weaver will be paid $1,000 per day, pro rata as appropriate for services actually performed. The term of the Agreement is one year from November 29, 2006.

L. William McIntosh became the Company’s Chief Operating Officer and a member of the Company’s board of directors. Mr. McIntosh’s annualized base salary will be $240,000 per year. Under the terms of his employment agreement, Mr. McIntosh shall devote, on average, four days a week to the business affairs of the Company and be compensated accordingly. The term of the Agreement is one year from November 29, 2006.

William Wong became the Company’s Chief Scientific Officer. Mr. Wong’s annualized base salary will be $180,000 per year. Under the terms of his employment agreement, Mr. Wong shall devote, on average, three days a week to the business affairs of the Company and be compensated accordingly. The term of the Agreement is one year from November 29, 2006.

See Note 8 for a description of the option grants.

[10] Related Party Transaction

During 2006 and 2005, the Company recorded allocated salary, payroll taxes and other operational expenses from a company affiliated through common ownership. In November 2005, the Company borrowed $25,000 from this affiliate. As of December 31, 2006 and 2005, the amount due to the affiliate totaled approximately $0 and $42,300, respectively. In March 2006, the Company fully repaid the amount due to the affiliate totaling approximately $45,000.

[11] Income Taxes

For 2006 and 2005, the Company has no current income tax expense. Deferred taxes based upon differences between the financial statement and tax basis of assets and liabilities and available net operating loss carryforwards are summarized as follows:

	December 31,
	2006	2005
Deferred Tax Asset - Non-Current:
Net Operating Loss Carryforwards	$9,400,000	$1,036,000
Valuation Allowance	(9,400,000)	(1,036,000)
	$-	$-

A full valuation allowance has been established due to the uncertainty about the realization of the deferred tax asset. The net change during 2006 and 2005 in the total valuation allowance was approximately $8,400,000 and $430,000, respectively.

As of December 31, 2006, the Company has net operating loss carry-forwards of approximately $23,500,000. The Company’s net operating loss carry-forwards as of December 31, 2006 expire as set forth in the following table.

Year of Expiration	Amount
2012	$153,000
2021	21,000
2022	113,000
2023	634,000
2024	713,000
2025	955,000
2026	20,900,000
$23,489,000

The utilization of the net operating loss could be limited based upon provisions established in Section 382 of the Internal Revenue Code.

[12] Other Concentrations

The number of available suppliers of natural huperzine is limited. The Company does not have a long-term supply contract with its current suppliers, and purchases natural huperzine on a purchase order basis. If the Company is unable to obtain sufficient quantities of natural huperzine, when needed, or develop a synthetic version of Huperzine A in the future, the Company’s ability to pursue its business plan could be delayed or reduced, or the Company may be forced to pay higher prices for the natural huperzine.

[13] New Authoritative Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The impact of adopting SAB No. 108 is unknown.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

[14] Subsequent Events

On March 4, 2007, the Company amended its Agreement with Dalhousie University. The amendment calls for a increase in fees for the Alzheimer’s program from C$221,500 per year to C$256,802 and an increase in fees for the Epilepsy program from C$75,000 per year to C$150,800 per year.

Between January 1, 2007 and March 15, 2007, the Company conducted a private placement offering of its securities with institutional and individual investors and received total gross proceeds of $2,379,005 from that the offering. The investors received an aggregate of 464,196 shares of the Company’s common stock and warrants to purchase 232,098 shares of the Company’s common stock. The common stock was sold in the offering at $5.125 per share and the exercise price of the warrants was $7.00 per share.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEURO-HITECH, INC. (Registrant)

Date: April 12, 2007	/s/ Reuben Seltzer
Reuben Seltzer President, Chief Executive Officer and Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Reuben Seltzer	President, Chief Executive Officer,	April 12, 2007
Reuben Seltzer	Principal Executive Officer and Director

/s/ David Barrett	Chief Financial Officer and	April 12, 2007
David Barrett	Principal Accounting Officer

/s/ John Abernathy	Director	April 12, 2007
John Abernathy

/s/ Mark Auerbach	Director	April 12, 2007
Mark Auerbach

/s/ David Dantzker	Director	April 12, 2007
David Dantzker

/s/ Alan Kestenbaum	Director	April 12, 2007
Alan Kestenbaum

	Director	April 12, 2007
Jay Lombard

	Director	April 12, 2007
L. William McIntosh