Form 10KSB/A
period 2006-12-31
NEURO-HITECH PHARMACEUTICALS INC
filed 2007-04-30
CIK 1328511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
Amendment No. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  001-33426

NEURO-HITECH, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware	20-4121393
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

One Penn Plaza, Suite 1503, New York, NY 10019
(Address of Principal Executive Offices)

  (212) 594-1215
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value per share	NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act:

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Transitional Small Business Disclosure Format (check one):    ࿲ Yes  ☑ No

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 13, 2007, to include Items 9, 10, 11, 12 and 14, which we had originally intended to include in our Proxy Statement and to update the table of Exhibits. We intend to file our Proxy Statement next month. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update those disclosures in any way other than as required to reflect the effects of the inclusion of the above referenced items.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following sets forth certain information with regard to the directors, executive officers and certain significant employees of the Company (ages are as of December 31, 2006):

Name	Age	Position
Reuben Seltzer	50	President, Chief Executive Officer and Director
Alan Kestenbaum	45	Executive Vice President and Director
David Barrett	31	Chief Financial Officer
L. William McIntosh	61	Chief Operating Officer and Director
William Wong	59	Chief Scientific Officer
John Abernathy	69	Director
Mark Auerbach	68	Director
David Dantzker	63	Director
Jay Lombard	46	Director

Reuben Seltzer has been serving as a director of Neuro-Hitech and its President and Chief Executive Officer since January 2006. Mr. Seltzer has been Chief Executive and President of Marco since 1996, president of Marco LLC, since January 2002 and a director and consultant for Hi-Tech Pharmacal Co., Inc., a pharmaceutical company since 1992.

Alan Kestenbaum has been serving as a director of Neuro-Hitech and its Executive Vice President since January 2006. Mr. Kestenbaum founded in 1985, and is currently Chief Executive Officer of, Marco International Corp., an international finance investment and trading company specializing in raw materials. In March 2004, Mr. Kestenbaum founded and is currently Chairman and Chief Executive Officer of Globe Specialty Metals, Inc. Mr. Kestenbaum also serves as a director for Wolverine Tube, Inc.

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

L. William McIntosh has been serving as a director of Neuro-Hitech and its Chief Operating Officer since November 2006. Prior to joining the Company, Mr. McIntosh spent 30 years within the pharmaceutical and biotechnology industries in a variety capacities including marketing, sales, business development, product development and general management. Immediately prior to joining the Company, he served as a director and Chief Executive Officer of Q-RNA between August 2004 and November 2006. Prior to that, Mr. McIntosh served as Principal and Managing Director of Novatures Consulting Group between June 2003 and July 2004. Between August 2001 and May 2003, Mr. McIntosh served as President and CBO of FASgen, Inc. Mr. McIntosh has also served in senior positions at Merck & Co., Inc., Medco Containment Services, Boehringer Mannheim Pharmaceuticals Corporation, Zynaxis, Inc., Smith-Kline Beecham Pharmaceuticals, VIMRx Pharmaceuticals, Inc. and Nexell Therapeutics, Inc.

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

John Abernathy has been a director of Neuro-Hitech since January 2006. Mr. Abernathy served as Chief Operating Officer of Patton Boggs LLP, a law firm, from January 1995 until his retirement in May 2004, and as managing partner of the accounting firm BDO Seidman from 1983 to 1990. Since July 2001, Mr. Abernathy has served on the board of directors of Par Pharmaceutical Company, Inc. (“Par”) and as a chairman of its audit committee since September 2003. Mr. Abernathy is also a director of Sterling Construction Company, Inc., a civil construction company and chairs its audit committee.

Mark Auerbach has been Chairman of the board of directors of Neuro-Hitech since January 2006. Mr. Auerbach has served as Executive Chairman of the board of directors since September 2003, and as director since 1990, of Par, and as a director of Optimer Pharmaceuticals, Inc., a biopharmaceutical company with a portfolio of late-stage anti-infective products and a range of preclinical antibiotics from carbohydrate drug discovery platform, since May 2005. From June 1993 through December 2005, Mr. Auerbach has served as Senior Vice President and Chief Financial Officer of Central Lewmar L.P., a distributor of fine papers.

David Dantzker has been serving as a director of Neuro-Hitech since November 2006. Dr. Dantzker has been a general partner at Wheatley MedTech Partners, L.P., a New York-based venture capital firm since January 2001. He has served on the faculty and in leadership positions of four major research-oriented medical schools and has authored or co-authored 130 research papers and five textbooks. He is an internationally recognized expert in the area of pulmonary medicine and critical care. Prior to serving with Wheatley Partners, Dr. Dantzker served as Chief Executive Officer of Redox Pharmaceuticals Corporation from November 2000 until October 2001. Dr. Dantzker served as President of Long Island Jewish Medical Center from July 1993 to October 1997 and President of North Shore—LIJ Health System from October 1997 until May 2000. Dr. Dantzker is currently chairman of the board of directors of Versamed, Inc. and Oligomerix and a director of CNS, Visionsense, Ltd., Advanced Biohealing Inc. and Valera Pharmaceuticals, Inc., which is listed on The NASDAQ Global Market System.

Jay Lombard has been serving as a director of Neuro-Hitech since February 2007. Dr. Lombard has been serving as the Chairman of Neurology at Bronx Lebanon Hospital since September 2006 and as Clinical Assistant Professor of Neurology at Cornell University Medical College, New York Presbyterian Hospital since January 1998. Dr. Lombard has also been the director of the Brain Behavior Center in Pomona, New York since January 2001. Dr. Lombard is a board certified neurologist and is a published author and speaker on various neurological matters. Dr Lombard completed his neurology residency at Albert Einstein College of Medicine, Long Island Jewish Medical Center and is on several advisory boards including Two River Holdings and Metagenics, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, among others, to file with the SEC and NASDAQ an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Under SEC rules, some forms of indirect ownership and ownership of Company stock by family members are covered by these reporting requirements. Based solely on a review of the copies of such forms in our possession, and any written representations received from reporting persons, we believe that during fiscal 2006 all of our executive officers and directors filed the required reports on a timely basis under Section 16(a).

Code of Ethics. The Company is committed to legal and ethical conduct in fulfilling its responsibilities. The Board expects all directors, as well as officers and employees, to act ethically at all times. Additionally, the Board expects the Chief Executive Officer, the Chief Financial Officer, and all senior financial and accounting officials to adhere to the Company’s Code of Ethics which was adopted on February 23, 2006. The Code of Ethics incorporates the Company’s expectations of its executive officers that enable the Company to provide accurate and timely disclosure in its filings with the SEC and other public communications. In addition, they incorporate the Company’s guidelines pertaining to topics such as complying with applicable laws, rules, and regulations; reporting of code violations; and maintaining accountability for adherence to the code.

The full text of the Code of Ethics is published on the investor relations portion of our website at www.neurohitech.com. The Company intends to disclose any amendments to provisions of its Code of Ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of any such amendment or waiver.

Audit Committee. The Company has an Audit Committee that assists the Board in its general oversight of our financial reporting, internal controls, and audit functions and is responsible for the appointment, retention, compensation, and oversight of the work of our independent registered public accounting firm. The Audit Committee is composed of Messrs. Abernathy, Auerbach and Dantzker, each of which has been determined by the Board, to meet the relevant definition of “independent director.” The Board has determined that Messrs. Abernathy and Auerbach each meet the SEC’s qualifications to be an “audit committee financial expert.” The Board determined that each Audit Committee member has sufficient knowledge in reading and understanding the Company’s financial statements to serve on the Audit Committee.

Item 10. Executive Compensation

Compensation Discussion and Analysis

The Company’s primary objective with respect to executive compensation is to design compensation programs which will align executives’ compensation with our overall business strategies, attract and retain highly qualified executives and provide incentives that drive stockholder value. The Compensation Committee of our Board (which we will refer to as the “Committee”) is responsible for developing and maintaining appropriate compensation programs for our Executive Officers, including our Named Executive Officers. The Committee is comprised of Directors Auerbach, Dantzker and Abernathy (Chair). In order to enhance the Committee’s ability to carry out these responsibilities effectively, as well as ensure that the Company maintains strong links between executive pay and performance, the Committee:

•	Reviews management recommendations to the Committee with respect to compensation decisions. The Chief Executive Officer is not present when the Committee makes decisions on his compensation package.
•
Reviews the Chief Executive Officer’s individual performance evaluations for executive officers and discusses such performance assessments with the Chief Executive Officer on an annual basis and recommends any adjustments to the Board for approval.

In setting compensation for the Executive Officers, the Committee:

•	Considers comparative market data, gathered from early stage bio-technology companies of comparable size.
•	Considers prior salary levels and the value of any long-term incentive awards at the time the awards were made.

The allocation of at risk compensation between short-term and long-term performance compensation is based on market comparisons to remain competitive to other companies and to further our objective to attract and retain highly qualified executives. This allocation is re-evaluated annually.

Compensation Components

Salaries

The Company believes that executive base salaries should generally be targeted at or below the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies. However, the Company may provide for base salaries above the median if, in the Committee’s view, a particular executive’s performance exceeded expectations; if an executive takes on additional responsibilities; or under other special circumstances. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual performance and experience.

Long-Term Incentive Awards

The Company believes that the most effective means to encourage long-term performance by our Executive Officers is to create an ownership culture. This philosophy is implemented through the granting of equity-based awards that vest based on continued employment and other long-term awards which vest on achievement of pre-determined performance goals. For 2006, the equity-based awards were designed in part to promote retention of key executives during the acquisition of Q-RNA.

Stock Options

The Company believes that use of options provides it with the ability to retain key employees and at the same time increase stockholder value since the value of the common stock underlying the options is only realized if the Company’s stock price increases from the date on which the options are granted. The Committee approves all options grants and sets the option price based on fair market value of the Company’s common stock on the effective date of the grant.

Director Compensation

The Board has agreed to pay Mr. Auerbach a director fee of $100,000 per year, payable quarterly. The Company has also agreed to pay Mr. Abernathy a director fee of $40,000 per year, payable quarterly.

The table below sets forth the compensation paid to each non-employee member of our Board during the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Option Awards (2) ($)	All Other Compensation ($)	Total ($)
Mark Auerbach	100,000	119,231	—	219,231
John Abernathy	40,000	19,871	—	59,871
David Dantzker (1)	—	—	—	—
Jay Lombard (1)	—	—	—	—

(1) Dr. Dantzker did not receive any compensation for Board service in 2006. Dr. Lombard was not serving on the Board during 2006.

(2) Of these amounts, $119,231 represents the full grant date fair value of an option to purchase 300,000 shares granted to Mr. Auerbach on January 24, 2006 and $19,871 represents the full grant date fair value of an option to purchase 50,000 shares granted to Mr. Abernathy on January 24, 2006. The value represents the dollar amounts recognized for financial statement reporting purposes in 2006 in accordance with FAS 123R for awards made during 2006.

Compensation Tables

Summary Compensation Table

The following table shows the total compensation awarded to, earned by or paid to each Named Executive Officer during 2006 for service to the Company and its subsidiaries for the year ended December 31, 2006.
Name and Principal Position (a)	Year (b)	Salary (1) ($) (c)	Option Awards (2) ($) (d)	All Other Compensation (i)	Total ($) (j)
Reuben Seltzer President, Chief Executive Officer, Director	2006	206,250	87,488	—	293,738
Alan Kestenbaum Executive Vice President, Director	2006	73,333	27,837	—	101,170
David J. Barrett Chief Financial Officer	2006	120,000	—	—	120,000

(1) Represents salary paid during the year ended December 31, 2006. The Company has agreed to pay annual base salaries of $225,000 and $80,000, to Mr. Seltzer and Mr. Kestenbaum, respectively. The Company initially agreed to pay Mr. Barrett an annual base salary of $150,000 which was increased effective January 1, 2007 to $200,000.

(2) Represents the dollar amounts recognized for financial statement reporting purposes in 2006 in accordance with FAS 123R for awards made during 2006. For discussions of the relevant assumptions made in calculating these amounts, see Note 8 to our consolidated financial statements.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information on equity awards held under the 2006 Incentive Stock Plan as of December 31, 2006.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date
Reuben Seltzer (1)	73,333	146,667	—	2.50	1/24/2016
Alan Kestenbaum (2)	23,333	46,667	—	2.50	1/24/2016
David Barrett	—	—	—	—	—

(1) Mr. Seltzer’s option to purchase 220,000 shares of the Company’s common stock became exercisable as to 73,333 shares on January 24, 2006 and an additional 73,333 on January 24, 2007. An additional 73,334 shares will become exercisable on January 24, 2008.

(2) Mr. Kestenbaum’s option to purchase 70,000 shares of the Company’s common stock became exercisable as to 23,333 shares on January 24, 2006 and an additional 23,333 on January 24, 2007. An additional 73,334 shares will become exercisable on January 24, 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 31, 2006, concerning securities authorized for issuance under the Company’s 2006 Non-Employee Directors Stock Option Plan and 2006 Incentive Stock Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	750,000	$2.99	50,000
Equity compensation plans not approved by security holders (2)	840,000	$5.85	110,000
Total	1,590,000	$4.50	160,000

(1) Includes 400,000 shares authorized for issuance under the Company’s 2006 Non-Employee Directors Stock Option Plan and 400,000 shares authorized issuance under the Company’s 2006 Incentive Stock Plan.

(2) Includes 950,000 shares authorized for issuance under the Company’s 2006 Incentive Stock Plan by the Board.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the information that we know regarding ownership of our common stock on April 10, 2007 by (i) each person who is known to us to own 5% or more of our common stock, (ii) each of our directors and (iii) each of our named executive officers.

Stockholder	Number of Shares of common Stock Beneficially Owned at April 10, 2007 (1)	Percentage of Shares Beneficially Owned (1)
5% or Greater Stockholders
Hi-Tech Pharmacal Co., Inc. (2)	1,140,610 (4)	9.2%
Wheatley MedTech Partners, L.P. (3)	768,942 (5)	6.1%
Wheatley New York Partners, LP (3)	1,066,987 (6)	8.3%
Durand Venture Associates, LLC	1,373,636 (7)	10.5%
Directors and Executive Officers:
John D. Abernathy, Director	50,000 (8)	*
Mark Auerbach, Director	300,000 (9)	2.4%
David J. Barrett, Chief Financial Officer	40,000 (10)	*
David Dantzker, Director	30,098 (11)	*
Alan Kestenbaum, Executive Vice President and Director	2,207,176 (12)	17.9%
Jay Lombard, Director	16,666 (13)	*
L. William McIntosh, Chief Operating Officer and Director	50,354 (14)	*
Reuben Seltzer, Chief Executive Officer, President and Director	1,217,276 (15)	9.7%
All directors and executive officers as a group (8 individuals)	3,911,570 (16)	30.7%

* Less than 1%.

(1) Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Unless otherwise noted, shares are owned of record and beneficially by the named person. Based upon 12,333,537 shares of Common Stock outstanding on April 10, 2007.

(2) Reuben Seltzer is a director of Hi-Tech Pharmacal Co., Inc. and disclaims beneficial ownership as to any of the shares owned by Hi-Tech Pharmacal Co., Inc.

(3) David Dantzker is a director of Wheatley MedTech Partners, L.P. and Wheatley New York Partners, LP and disclaims beneficial ownership as to any of the shares owned by each of those entities.

(4) Includes 15,000 shares of Common Stock issuable upon the exercise of currently exercisable warrants.

(5) Includes 326,656 shares of Common Stock issuable upon the exercise of currently exercisable warrants.

(6) Includes 452,172 shares of Common Stock issuable upon the exercise of currently exercisable warrants.

(7) Includes 686,818 shares of Common Stock issuable upon the exercise of currently exercisable warrants.

(8) Includes options to purchase 16,666 shares of Common Stock exercisable within sixty (60) days of April 10, 2007.

(9) Includes options to purchase 100,000 shares of Common Stock exercisable within sixty (60) days of April 10, 2007.

(10) Includes options to purchase 40,000 shares of Common Stock exercisable within sixty (60) days of April 10, 2007.

(11) Includes options to purchase 30,098 shares of Common Stock exercisable within sixty (60) days of April 10, 2007.

(12) Includes warrants to purchase 15,000 shares of Common Stock and options to purchase 46,666 shares of Common Stock exercisable within sixty (60) days of January 9, 2007.

(13) Includes options to purchase 16,666 shares of Common Stock exercisable within sixty (60) days of April 10, 2007.

(14) Includes 31,604 shares of Common Stock issuable upon the exercise of currently exercisable options and options to purchase 18,750 shares of Common Stock exercisable within sixty (60) days of April 10, 2007.

(15) Includes 5,000 shares of Common Stock issuable upon the exercise of currently exercisable warrants and options to purchase 146,666 shares of Common Stock exercisable within sixty (60) days of April 10, 2007.

(16) Includes shares of Common Stock issuable upon the exercise of currently exercisable warrants and options to purchase Common Stock exercisable within sixty (60) days of April 10, 2007.

Item 12. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board’s Audit Committee is responsible for review, approval, or ratification of “related-person transactions” between the Company or its subsidiaries and related persons. Under SEC rules, a related person is a director, officer, nominee for director, or 5% stockholder of the Company since the beginning of the last fiscal year and their immediate family members. The Audit Committee determines whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion.

In the year ended December 31, 2006, the following related party transactions occurred:

On January 5, 2006, Mark Auerbach, one of our directors, and his wife purchased an aggregate of 367,046 shares of Marco common stock pursuant to a securities purchase agreement with Marco for an aggregate purchase price of $321,000. Prior to the merger of Marco with the Company, Mr. Auerbach transferred an aggregate of 24,012.36 shares to his son and daughter-in-law. Upon the effectiveness of the merger with the Company, such shares of Marco common stock were converted into 200,000 shares of the Company’s Common Stock.

On January 5, 2006, John Abernathy, one of our directors, purchased 57,173.42 shares of Marco common stock for a purchase price of $50,001 pursuant to a securities purchase agreement with Marco. Upon the effectiveness of the merger with the Company, such shares of Marco common stock were converted into 33,334 shares of the Company’s Common Stock.

On January 24, 2006 Hi-Tech Pharmacal Co., Inc. and Alan Kestenbaum each purchased $150,000 of Units in a private offering and on January 27, 2006 Reuben Seltzer purchased $50,000 of Units in a private offering at the same price, and subject to the same terms, as other subscribers in the private offering. Each Unit consisted of (i) 10,000 shares of the Company’s Common Stock and (ii) a detachable, transferable three-year warrant to purchase 2,500 shares of the Company’s Common Stock. The Units were sold at a purchase price of $25,000 per Unit.

Director Independence. Each of the non-employee directors qualifies as “independent” in accordance with the published listing requirements of NASDAQ: Mr. Abernathy, Mr. Auerbach, Dr. Dantzker and Dr. Lombard. Messrs. Kestenbaum, McIntosh and Seltzer do not qualify as independent because they are Neuro-Hitech employees. The NASDAQ rules have both objective tests and a subjective test for determining who is an “independent director.” The objective tests state, for example, that a director is not considered independent if he is an employee of the Company or is a partner in or executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

None of the non-employee directors were disqualified from “independent” status under the objective tests. In assessing independence under the subjective test, the Board took into account the standards in the objective tests, and reviewed and discussed additional information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and its management. Based on all of the foregoing, as required by NASDAQ rules, the Board made a subjective determination as to each independent director that no relationships exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has not established categorical standards or guidelines to make these subjective determinations, but considers all relevant facts and circumstances.

In addition to the board-level standards for director independence, the directors who serve on the Audit Committee each satisfy standards established by the SEC providing that to qualify as “independent” for the purposes of membership on that Committee, members of audit committees may not accept directly or indirectly any consulting, advisory, or other compensatory fee from the Company other than their director compensation.

Transactions Considered in Independence Determinations. In making its independence determinations, the Board considered transactions occurring since the beginning of 2004 between the Company, its predecessors, and entities associated with the independent directors or members of their immediate family. All identified transactions that appear to relate to the Company and a person or entity with a known connection to a director are presented to the Board for consideration. In making its subjective determination that each non-employee director is independent, the Board considered the transactions in the context of the NASDAQ objective standards, the special standards established by the SEC for members of audit committees, and the SEC and Internal Revenue Service (IRS) standards for compensation committee members. In each case, the Board determined that, because of the nature of the director’s relationship with the entity and/or the amount involved, the relationship did not impair the director’s independence.

Item 13 Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated January 17, 2006, between Northern Way Resources, Inc., a Nevada corporation and Northern Way Resources, Inc., a Delaware corporation	8-K	2.1	1/23/06

2.2	Certificate of Ownership and Merger merging Northern Way Resources, Inc., a Nevada corporation into Northern Way Resources, Inc., a Delaware corporation	8-K	2.2	1/23/06

2.3	Articles of Merger merging Northern Way Resources, Inc., a Nevada corporation into Northern Way Resources, Inc., a Delaware corporation	8-K	2.3	1/23/06

2.4	Agreement of Merger and Plan of Reorganization, dated as of January 24, 2006, by and among Neurotech Pharmaceuticals, Inc., Marco Hi-Tech JV Ltd., and Marco Acquisition I, Inc.	8-K	2.1	1/30/06

2.5	Agreement and Plan of Merger, dated as of November 16, 2006, by and among Neuro-Hitech, Inc., QA Acquisition Corp., QA Merger LLC, Q-RNA, Inc., and Dr. David Dantzker, as the Representative of the Q-RNA, Inc. security holders.	8-K	2.1	12/5/06

3.1	Certificate of Incorporation of Neurotech Pharmaceuticals, Inc.	8-K	3.1	1/23/06

3.2	Certificate of Merger of Marco Acquisition I, Inc. with and into Marco Hi-Tech JV Ltd.	8-K	3.5	1/30/06

3.3	Certificate of Merger of Marco Acquisition I, Inc. with and into Marco Hi-Tech JV Ltd.	8-K	3.6	1/30/06

3.4	Certificate of Amendment of Certificate of Incorporation of Neurotech Pharmaceuticals, Inc., changing name to Neuro-Hitech Pharmaceuticals, Inc.	8-K	3.7	1/30/06

3.5	Certificate of Ownership and Merger effective August 11, 2006	8-K	3.1	8/11/06

3.6	By-laws of the Company	8-K	3.2	1/23/06

4.1	Form of Common Stock Purchase Warrant Certificate	8-K	4.1	1/30/06

4.2	Warrant to purchase common stock of Marco-Hitech JV Ltd. issued to Brown Brothers Harriman & Co.	8-K	4.2	1/30/06

4.3	Warrant to purchase common stock of Marco-Hitech JV Ltd. issued to Barry Honig	8-K	4.3	1/30/06

4.4	Form of Marco Hi-Tech JV Ltd. Registration Rights Agreement	8-K	10.4	1/30/06

4.5	Registration Rights Agreement, dated as of November 29, 2006, by and among Neuro-Hitech, Inc. and David Dantzker as the Representative of the Q-RNA, Inc. security holders	8-K	4.1	12/5/06

4.6	Registration Rights Agreement, dated as of November 29, 2006, by and among Neuro-Hitech, Inc. and individuals and entities that are parties to the Securities Purchase Agreement dated as of November 16, 2006	8-K	4.2	12/5/06

4.7	Form of $13 Warrant issued pursuant to the Merger.	8-K	4.3	12/5/06

4.8	Form of $18Warrant issued pursuant to the Merger.	8-K	4.4	12/5/06

4.9	Form of Warrant issued in connection with the Private Offering.	8-K	4.5	12/5/06

10.1	Neurotech Pharmaceuticals, Inc. 2006 Incentive Stock Plan	8-K	10.1	1/30/06

10.2	Neurotech Pharmaceuticals, Inc. 2006 Non-Employee Directors Stock Option Plan	8-K	10.2	1/30/06

10.3	Form of Private Placement Subscription Agreement	8-K	10.3	1/30/06

10.4	Securities Purchase Agreement, dated January 5, 2006, by and between Marco Hi-Tech JV Ltd. and the investors signatory thereto	8-K	10.5	1/30/06

10.5	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and Reuben Seltzer	8-K	10.6	1/30/06

10.6	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and Alan Kestenbaum	8-K	10.7	1/30/06

10.7	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and John Abernathy	8-K	10.8	1/30/06

10.8	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and Mark Auerbach	8-K	10.9	1/30/06

10.9	Technology License Contract, dated as of June 1, 1997, by and between Mayo Foundation for Medical Education and Research and Marco Hi-Tech JV Ltd.	8-K	10.12	1/30/06

10.10	Clinical Research Agreement, dated March 1, 2002, by and between Georgetown University and Marco Hi-Tech JV Ltd.	8-K	10.13	1/30/06

10.11	Offer Letter, dated January 6, 2006, to John Abernathy from Marco Hi-Tech JV Ltd.	8-K	10.14	1/30/06

10.12	Offer Letter, dated January 5, 2006, to Mark Auerbach from Marco Hi-Tech JV Ltd.	8-K	10.15	1/30/06

10.13	Development Agreement dated February 1, 2006, between the Company and Org Syn Laboratory, Inc	10-QSB	10.1	5/15/06

10.14	Development Agreement dated March 15, 2006, between the Company and Xel Herbaceuticals, Inc	10-QSB	10.2	5/15/06

10.15	Securities Purchase Agreement, dated as of November 16, 2006, by and among Neuro-Hitech, Inc. and the investors identified therein.	8-K	2.2	12/5/06

10.16	Amendment No. 1 to 2006 Incentive Stock Plan	8-K	4.6	12/5/06

10.17	Amendment No. 2to 2006 Incentive Stock Plan	8-K	4.7	12/5/06

10.18	Consultant Agreement, dated as of November 29, 2006, by and between Neuro-Hitech, Inc., and D.F. Weaver Medical, Inc., Donald F. Weaver, Principal Consultant.	8-K	10.1	12/5/06

10.19	2002 Q-RNA, Inc. Stock Incentive Plan	S-8	10.1	12/13/06

14.1	Code of Ethics	10-KSB	14.1	3/31/06

16.1	Letter from Dale, Matheson, Carr-Hilton Labonte, dated as of January 27, 2006	8-K	16.1	2/6/06

21.1	Subsidiaries	10-KSB	21.2	4/13/07

23.01	Consent of Independent Registered Public Accounting Firm	10-KSB	23.01	4/13/07

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Item 14. Principal Accountant Fees and Services

The table below sets forth the aggregate audit fees, audit-related fees, tax fees and all other fees billed for services rendered by the Company’s principal accountant in our fiscal years ended December 31, 2006 and December 31, 2005.

	2006	2005
Audit Fees	$13,000	$15,000
Audit Related Fees	--	--
Tax Fees	$3,000	$3,000
All Other Fees	$10,500	$6,000

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

The Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audit services to be provided. The Audit Committee considers and approves at its first meeting of each year, anticipated audit and permissible non-audit services to be provided during the year, as well as the projected fees for those services. The Audit Committee considers and pre-approves additional audit and permissible non-audit services and fees as needed at each meeting. The Audit Committee has delegated authority to its Chair to pre-approve audit and permissible non-audit services between meetings, provided that the Chair reports any such pre-approval to the Audit Committee at its next meeting. The Audit Committee will not approve non-audit engagements that would violate SEC rules or impair the independence of Moore Stephens. All audit and permissible non-audit services rendered to the Company in 2006 were pre-approved in accordance with these procedures.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

NEURO-HITECH, INC. (Registrant)

Date: April 30, 2007	/s/ David Barrett
David Barrett
Chief Financial Officer