Form 10QSB
period 2007-03-31
NEURO-HITECH PHARMACEUTICALS INC
filed 2007-05-15
CIK 1328511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

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
࿲ Yes  ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: May 5, 2007

Common Stock 12,331,388

Transitional Small Business Disclosure Format (check one):  ࿲ Yes  ☒ No

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

ASSETS:	As of March 31, 2007
Current Assets:
Cash and Cash Equivalents	$5,061,996
Accounts Receivable	163,950
Subscription Receivable	144,525
Inventory	41,213
Prepaid Expenses	152,825
Deferred Charges	81,840
Total Current Assets	5,646,349

Property and Equipment, net	6,496

Total Assets	$5,652,845

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts Payable and Accrued Expenses	$968,404
Total Current Liabilities

Stockholders' Equity:
Common Stock $.001 Par Value Authorized: 44,999,900, Issued & Outstanding: 12,323,351	12,323
Common Stock - Class A Stock $.001 Par Value Authorized: 100, Issued & Outstanding: 100	-
Additional Paid-in Capital	31,571,217
Deferred Compensation	(1,417,166)
Accumulated Deficit	(25,481,933)

Total Stockholders' Equity	4,684,441

Total Liabilities and Stockholders' Equity	$5,652,845

The accompanying notes are an integral part of these consolidated financial statements.

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,
	2007	2006

Sales	$194,400	$68,040
Cost of Goods Sold	(100,555)	(28,198)
Gross Profit	93,845	39,842

Operating Expenses:
Selling, General and Administrative Expenses	662,322	223,712
Research and Development Costs	735,781	669,012
Share-Based Compensation	188,732	89,012
Amortization of Deferred Compensation	15,935	-
Total Operating Expenses	1,602,770	981,736

(Loss) from Operations	(1,508,925)	(941,894)

Other Income:
Interest and Dividend Income	61,206	30,479
Total Other Income	61,206	30,479

(Loss) Before Provisions for IncomeTaxes	(1,447,719)	(911,415)

Provisions for Income Taxes	-	-

Net (Loss)	$(1,447,719)	$(911,415)

Basic and Diluted (Loss) per Weighted Average Common Shares Outstanding	$(0.12)	$(0.10)

Weighted Average - Common Shares Outstanding	12,118,777	8,974,839

The accompanying notes are an integral part of these consolidated financial statements.

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	March 31,
	2007	2006

Cash flows used in operating activities:
Net (Loss)	$(1,447,719)	$(911,415)

Adjustments to Reconcile Net (Loss) to Net Cash (Used In) Operating Activities:
Share-based Compensation Expense	188,732	89,012
Amortization of Deferred Compensation	15,935	-
Depreciation Expense	749	-

Change in operating assets and liabilities:
(Increase) Decrease in Assets:
Accounts Receivable	(282,674)	(22,365)
Inventory	(9,920)	(24,552)
Prepaid Expenses	(128,904)	(329,215)
Deferred Charges	11,910	-
Increase (Decrease) in Liabilities:
Accounts Payable and Accrued Expenses	(227,339)	282,585
Total Adjustments	(431,511)	(4,535)
Net cash (used in) Operating activities	(1,879,230)	(915,950)

Cash flows from financing activities:
Net Proceeds from Private Placement Offering of Common Stock	2,220,755	4,085,874
Proceeds from Exercise of Stock Options	15,276	996,002
Net cash provided by Financing activities	2,236,031	5,081,876

Net increase in cash and cash equivalents	356,801	4,165,926

Cash and cash equivalents, beginning of periods	4,705,195	90,606

Cash and cash equivalents, end of periods	$5,061,996	$4,256,532

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
The Company entered into a service agreement and issued 100,000 warrants valued at fair market value as of grant date the contract was signed. The fair value of these options approximated $255,000 and was recognized as Deferred Compensation in the Stockholders' Equity section of the Balance Sheet. During the first quarter of 2007, in accordance with vesting terms of the options, the Company recognized approximately $16,000 of expense for the amortization of Deferred Compensation.

In connection with a private placement offering of the Company’s securities that occurred between January through March 15, 2007, the Company entered into a stock subscription agreement for the issuance of 30,000 shares of common stock and share purchase warrants for an additional 15,000 shares. The transaction totaled $144,525 and was fully collected by the Company in April 2007.

During the quarter ended March 31, 2007, options held by the Company's executive officers vested as to 124,791 shares of the Company's common stock. The Company recognized an aggregate compensation cost of $188,732 for the vesting of the aforementioned options for the quarter ended March 31, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

(1)	Nature of Operations

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

On November 29, 2006, the Company completed an acquisition by merger of Q-RNA, Inc. (“Q-RNA”), a New York-based biotechnology company focused on diseases such as Alzheimer’s, Epilepsy and Parkinson’s disease. The acquisition of Q-RNA provides the Company with a pipeline of compounds, many of which have been discovered and developed internally. Q-RNA believes that these compounds provided it with significant research and development opportunities.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of normal recurring nature. The operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

The accounting policies followed by the Company are set forth in Note 2 of the Company’s consolidated financial statements in the December 31, 2006 Form 10-KSB. For further information refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated. Approximately $194,000 and $5,653,000 of consolidated revenue and assets, after eliminations, respectively are based upon the accounts of the parent and $0 and $0 of consolidated revenue and assets, after eliminations respectively, of the subsidiary.

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

(3)	Stock Subscription Receivable

In connection with a private placement offering of the Company’s securities that occurred between January 1, 2007 and March 15, 2007, the Company entered into a stock subscription agreement for the issuance of 30,000 shares of the Company’s common stock and warrants to purchase an additional 15,000 shares of the Company’s common stock. The transaction totaled approximately $144,525 and was fully collected by the Company in April 2007.

In accordance with authoritative guidance promulgated by the SEC, the amount is reflected in the Current Assets section of the Balance Sheet as the amount was received in full prior to issuance of the financial statements.

(4)	Stock Based Compensation

In January  2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment.” The Company determined that based upon further evaluation of the two methods available for disclosure that the modified prospective adoption method was more appropriate. Using the modified prospective adoption method of SFAS 123(R), the Company recognized the fair value of compensation cost for all share-based payments granted after January 2006, plus any awards granted to employees prior to January 2006 that remained unvested at the time, over the service (vesting) period. Under this method of adoption, no restatement of prior period was made.

The Company did not grant any stock options for the quarter ending March 31, 2007.

During the quarter ended March 31, 2007, options held by the Company's executive officers vested as to 124,791 shares of the Company’s common stock. The Company recognized an aggregate compensation cost of $188,732 for the vesting of the aforementioned options for the quarter ended March 31, 2007.

(5)	Common Stock Transactions

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

For accounting purposes, the acquisition was treated as an issuance of shares for cash by Marco with Marco as the acquirer. Historical operations information prior to January 2006 is that of Marco only. The accounting is identical to that resulting from a reverse acquisition except that no goodwill or other intangible assets are recorded. Pro forma information is not presented as of the date of this transaction as Neurotech was considered a public shell and accordingly, the transaction was not considered a business combination.

Thereafter, on August 11, 2006, Neuro-Hitech Pharmaceuticals, Inc. amended its Certificate of Incorporation to change its name to “Neuro-Hitech, Inc.”

Private Placement Offering

Immediately after the closing of the Merger on January 24, 2006, there were 7,027,252 shares of Neuro-Hitech Common Stock issued and outstanding and 100 shares of Neuro-Hitech Class A Common Stock issued and outstanding.

Prior to the closing of the Merger, the Company’s predecessor, Marco completed a private offering in which Marco received total gross proceeds of $996,006, which after the closing of the Merger, were converted into 664,004 shares of the Company’s common stock. Subsequent to the closing of the Merger, Neuro-Hitech completed a private offering of 1,750,000 shares of its common stock and warrants to purchase 437,500 shares of its common stock for $4,375,000 million in cash. The exercise price of the warrants was $5.00 per share.

On November 29, 2006 Neuro-Hitech closed on the sale in a private offering of 612,200 shares of its common stock and warrants to purchase 306,100 shares of its common stock for $3,137,525 in cash.  The exercise price of the warrants was $7.00 per share.

Placement agent, legal, accounting, printing and other costs related to these offerings, in the aggregate amount of $353,127, were charged to additional paid-in capital in the year ended December 31, 2006.

Between January 1, 2007 and March 15, 2007, the Company conducted a private placement offering of its securities with institutional and individual investors and received total net proceeds of $2,280,716 from the offering. The investors received an aggregate of 464,196 shares of the Company’s common stock and warrants to purchase an additional 232,098 shares of the Company’s common stock. The common stock was sold in the offering at $5.125 per share and the exercise price of the warrants was $7.00 per share.

Placement agent, legal, accounting, printing and other costs related to these offerings, in the aggregate amount of $158,200, were charged to additional paid-in capital in the period ended March 31, 2007.

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

(6)	Research and License Agreements

Georgetown University

In December 2003, the Company entered into a clinical research agreement, which was amended in November 2005, with Georgetown pursuant to which Georgetown will provide the Company with Phase II research. The costs associated with this agreement originally totaled $3,146,667 and would be partially funded by the National Institutes of Health. The Company’s portion of the total cost was $1,846,667 and payable in installments upon the achievement of certain milestones.

On December 8, 2006, the Company announced the expansion in the size of the Phase II clinical trial by 60 participants, an increase of 40%.  The Company’s portion of the total cost increased by an additional $1,934,270, to an aggregate of $5,080,937, and is payable in quarterly installments of approximately $316,000 and $140,000 at the conclusion of the trial. This agreement may be terminated by either party upon 30 days notice. The Company expects to make additional payments to Georgetown of approximately $1,850,000, or an aggregate of $3,696,667, until the conclusion of the Phase II clinical trials which the Company expects to occur later this year.

For the three months ended March 31, 2007, the total cost incurred by the Company was $250,000 and the total costs incurred since inception of the agreement is approximately $2,177,500 and is reflected in the Research and Development Cost caption of the Statement of Operations.

Org Syn Laboratory, Inc.

On February 1, 2006, the Company entered into an exclusive development agreement with Org Syn for the development of synthetic Huperzine A. Org Syn received an aggregate of $209,727 upon the execution of the Agreement and may receive up to an additional $209,727 upon the delivery of the synthetic Huperzine A. The Development Agreement may be terminated by the Company if Org Syn fails to achieve certain stated milestones.

Xel Herbaceuticals, Inc.

On March 15, 2006, the Company entered into a development agreement with Xel Herbaceuticals, Inc. (“XEL”) for XEL to develop a Huperzine A Transdermal Delivery System (“Delivery Product”). Under the terms of the agreement, the Company paid XEL a $250,000 fee upon the execution of the agreement and will pay XEL $92,500 per month during the development of the Delivery Product, which development is estimated to take approximately 16 months. The $250,000 fee paid upon the execution of the agreement is amortized ratably over the term of the agreement and is reflected in Deferred Charges caption of the Balance Sheet as of March 31, 2007 for $81,840. The monthly payment is subject to quarterly adjustment and subject to a limit on aggregate development cost overruns of $250,000. XEL has agreed to pay any cost overruns in excess of $250,000. The Company and XEL intend to seek domestic and foreign patent protection for the Delivery Product.

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

For the three months ended March 31, 2007, the total research and development costs incurred in connection with the Company’s agreement with XEL were approximately $277,500 and are reflected in the Research and Development Cost caption of the Statement of Operations.

Dalhousie License Agreements (PARTEQ)

As part of the acquisition of Q-RNA, the Company assumed exclusive License Agreements with PARTEQ Research and Development Innovations (“PARTEQ”), the technology licensing arm of Queens University, Kingston, Ontario, Canada.

The Exclusive Patent License Agreement with PARTEQ (the “Alzheimer’s Agreement”) grants the Company an exclusive worldwide license to all innovations and developments, including the patent applications and additional filings, related to specified patents related to research on Alzheimer’s disease. The Company made a one-time license fee of C$25,000 when it entered into the Alzheimer’s Agreement in 2005 and will be required to make quarterly royalty payments equal to 3% of net sales of the licensed products (as such term is defined in Alzheimer’s Agreement), with a minimum annual royalty of C$10,000 for 2007, C$20,000 for 2008, C$30,000 for 2009 and C$40,000 for 2010 and each subsequent calendar year. The Company is also obligated to make the following milestone payments: C$100,000 upon completion of a Phase I trial of a licensed product, C$250,000 upon completion of a Phase II trial of a licensed product, and C$1,000,000 upon the first FDA approval (as such term is defined in the Alzheimer’s Agreement). The Company also has the right to sub-license with the payment of 20% of all non-royalty sublicensing consideration.

Under the terms of the Alzheimer’s Agreement which was amended in early 2007, the Company will pay fixed annual fees of C$256,802.

The Exclusive Patent License Option Agreement with PARTEQ (the “Epilepsy Agreement”) grants the Company a three-year option to acquire an exclusive worldwide license to all innovations and developments, including the patent applications and additional filings, related to specified patents related to research on Epilepsy. The Company made a non-refundable, non-creditable option payment of C$10,000 when it entered into the Epilepsy Agreement in 2006. If the Company exercises its option, the Company will make a non-refundable, non-creditable license payment of C$17,500 at the time of such exercise. If the Company exercises its option, it will be required to make quarterly royalty payments of 3% of net sales of the licensed products (as such term is defined in Epilepsy Agreement), with a minimum annual royalty of C$10,000 through the second anniversary of the license, C$20,000 through the third anniversary of the license, C$30,000 through the fourth anniversary of the license and C$40,000 through the fifth anniversary of the license and each subsequent anniversary. If the Company exercises its option, the Company is also obligated to make the following milestone payments: C$100,000 upon completion of a Phase I trial of a licensed product, C$250,000 upon completion of a Phase II trial of a licensed product, and C$1,000,000 upon the first FDA approval (as such term is defined therein). If the Company exercises its option, the Company also has the right to sub-license with the payment of 20% of all non-royalty sublicensing consideration.

For the three months ended March 31, 2007, the total research and development costs incurred with respect to the Company’s agreements with PARTEQ were approximately $3,493 and are reflected in the Research and Development caption of the Statement of Operations.

Under the terms of the Epilepsy Agreement which was amended in early 2007, the Company will pay fixed annual fees of C$150,800.

The following is a summary of fixed and determinable research and development costs of the Company, excluding any exercise of the option under the Epilepsy Agreement and any milestone payments to XEL.

Year	Amount
2008	$2,300,000
Thereafter	-
Total	$2,300,000

Item 2. Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act). To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” “projects” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include those outlined in “Risk Factors” found within our Annual Report on Form 10-KSB and include, without limitation, the Company’s limited cash and ability to raise capital to finance the growth of the Company’s operations, the ability of the Company to develop its products and obtain necessary governmental approvals, the Company’s ability to protect its proprietary information, the Company’s ability to attract or retain qualified personnel, including scientific and technical personnel, and other risks detailed from time to time in the Company’s filings with the SEC, or otherwise.

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

The Company’s most advanced product candidate, Huperzine A, is in Phase II clinical trials in the U.S. and is being tested for efficacy and safety in the treatment of mild to moderate Alzheimer’s disease. Huperzine A is a cholinesterase inhibitor that the Company believes may be effective in the treatment of Alzheimer’s disease and Mild Cognitive Impairment (“MCI”), although, to date, the Company’s efforts have been focused upon Huperzine A’s effectiveness in Alzheimer’s disease. Through a collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”), the Company has completed two Phase I studies. ADCS was formed in 1991 as a cooperative agreement between the National Institute of Aging and the University of California San Diego, with the goal of advancing the research of drugs for treating patients with Alzheimer’s disease, the National Institutes of Health (“NIH”) and Georgetown University Medical Center (“Georgetown”).

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

The Company is also pursuing the optimization and pre-clinical development of certain compounds that were being developed by Q-RNA, Inc., including NHT0012, which is one of a number of second generation disease modifying drugs for Alzheimer’s disease that inhibit A-beta and Tau oligomerization and NHT1107, which is one of a large pharmaceutical library of drugs designed for the treatment of Epilepsy that offer both anti-ictogenci (ability to treat Epilepsy) and anti-epileptogenic (ability to prevent Epilepsy) properties.

Liquidity and Capital Resources

The Company has generated limited revenue from operations to date, and expects to continue generating limited operating revenue for several years. Substantially all of the Company’s operations to date have been funded through the sale of its securities, and the Company expects this to continue in the foreseeable future.

Between January 1, 2007 and March 15, 2007, the Company conducted a private placement offering of its securities with institutional and individual investors and received total gross proceeds of $2,379,005 from these sales. Costs and expenses related to these offerings, including placement agent, legal, accounting and other costs, totaled in the aggregate, approximately $158,200 and were charged to additional paid-in-capital.

The investors received an aggregate of 464,196 shares of the Company’s common stock and warrants to purchase 232,098 shares of the Company’s common stock. The common stock was sold in the offering at $5.125 per share and the exercise price of the warrants was $7.00 per share. The private offerings that took place between January 1, 2007 and March 15, 2007 concluded the Company’s previously disclosed private offering of up to $9.3 million of Company common stock and warrants (the “Offering”).

The principal uses of the Company’s cash and cash equivalents are concluding the Phase II clinical trials, developing alternative delivery technologies, improving on the synthetic processes, and continuing to fund pre-clinical compounds associated with the agreements with PARTEQ. Although the Company has developed plans related to its operations, management continues to retain significant flexibility for the uses of Company funds. In addition to meeting its working capital needs, the Company may also use its cash and cash equivalents to acquire additional products or technologies.

Although the Company has developed initial plans and assumptions related to its operations, management retains significant flexibility in applying a substantial portion of the net proceeds of the Offerings. Pending use of the net proceeds, the Company may invest the net proceeds of the offerings in short-term, interest-bearing, investment-grade securities or accounts. In the three months ended March 31, 2007, the Company generated $61,206 from interest and dividend income, compared to $30,479 generated in the three months ended March 31, 2006. The increase is largely attributable to the increase in the Company’s cash and cash equivalents.

Results of Operations

The following discussion provides a comparison of the Company’s results of operations for the quarter ended March 31, 2007 to the quarter ended March 31, 2006.

The Company had revenues from operations of $194,400 for the quarter ended March 31, 2007, a 185.7% increase from the $68,040 in revenue achieved from the quarter ended March 31, 2006. The increase in revenue was solely a result of an increase in product sales to the Company’s sole customer of natural huperzine.

Cost of goods sold as a percentage of the Company’s revenue was 51.7% for the quarter ended March 31, 2007, compared with 41.4% for the quarter ended March 31, 2006. The decrease in the cost of goods sold as a percentage of the Company’s revenue was attributable to the sale by the Company of natural huperzine to XEL at cost.

The Company’s total selling, general and administrative expenses increased from $223,712 for the quarter ended March 31, 2006 to $698,129 for the quarter ended March 31, 2007, an increase of $474,417, or approximately 212%. This increase was the result of increases in salaries and employee benefit expenses resulting from the Company’s expansion of its executive management team following the acquisition of Q-RNA. Additionally, a portion of the increase in the selling, general and administrative expenses from the prior year is attributable to increased legal and rent costs.

The Company’s research and development costs increased from $669,012 for the quarter ended March 31, 2006 to $735,781 for the quarter ended March 31, 2007, an increase of $66,769, or approximately 10.0%.  The increase in research and development expenses is attributable to the expansion of the Company’s clinical development program and an additional $45,000 payment made to PARTEQ during this quarter resulting from late billing by PARTEQ. The Company expects operating expenses in 2007 to increase further as the Company continues to expand its research and development activities, including its planned IND for the trandsdermal patch and increases in headcount to staff these activities.

The Company’s share based compensation costs increased from $89,012 for the quarter ended March 31, 2006 to $188,732 for the quarter ended March 31, 2007, an increase of approximately 105.3%.  The increase in share based compensation expenses is attributable to employees receiving share based compensation in the three months ended March 31, 2007 that were not employed by the Company in the three months ended March 31, 2006.

In December 2003, the Company entered into a clinical research agreement, which was amended in November 2005, with Georgetown pursuant to which Georgetown will provide the Company with Phase II research on Huperzine A. The costs associated with this agreement originally totaled $3,146,667 and would be partially funded by the National Institutes of Health. The Company’s portion of the total cost was $1,846,667 and payable in installments upon the achievement of certain milestones.  On December 8, 2006, the Company announced the expansion in the size of the Phase II clinical trial by 60 participants, an increase of 40%.  The Company’s portion of the total cost increased by an additional $1,934,270, to an aggregate of $5,080,937, and is payable in quarterly installments of approximately $316,000 and $140,000 at the conclusion of the trial. This agreement may be terminated by either party upon 30 days notice. The Company expects to make additional payments to Georgetown of approximately $1,850,000, or an aggregate of $3,696,667, until the conclusion of the Phase II clinical trials which the Company expects to occur later this year.

On February 1, 2006, the Company entered into an exclusive development agreement with Org Syn for the development by Org Syn of synthetic Huperzine A, in accordance with the terms of the Agreement. Org Syn received an aggregate of $209,727 upon the execution of the Agreement and may receive up to an additional $209,727 upon the delivery of the synthetic Huperzine A.

On March 15, 2006, the Company entered into a Development Agreement with XEL for XEL to develop a Huperzine A transdermal delivery system (the “Product”). Under the terms of the agreement, the Company paid XEL a $250,000 fee upon the execution of the Agreement and will pay XEL $92,500 per month during the development of the Product, which development is estimated to occur in the latter half of 2007 in accordance with the original estimates and the existing schedule. The monthly payment is subject to quarterly adjustment and subject to a limit on aggregate development cost overruns of $250,000.  XEL has agreed to pay any cost overruns in excess of $250,000. The Company expects that if all of the milestones under its contract with XEL are achieved, the Company would be required to make additional payments in calendar year 2007 of approximately $655,500.

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

Under the terms of the PARTEQ Licensing Option Agreement, which provides the Company an option to acquire an exclusive worldwide license to all innovations and developments for certain compounds (including pyrimidine, heterocyclic, beta-alanine, uracil, diuracil, beta amino acid analogs and related compounds) and patents/patent applications related thereto from PARTEQ for Epilepsy research, including the patent applications and additional filings, the Company made an initial payment of C$10,000. The Company has also paid $3,493 to PARTEQ under the terms of this agreement during the three months ended March 31, 2007. If the Company exercises its option, the Company will make a non-refundable, non-creditable license payment of C$17,500 at the time of such exercise and will be required to make quarterly royalty payments of 3% of net sales of the licensed products, with a minimum annual royalty of C$10,000 through the second anniversary of the license, C$20,000 through the third anniversary of the license, C$30,000 through the fourth anniversary of the license and C$40,000 through the fifth anniversary of the license and each subsequent anniversary. The Company does not anticipate having a licensed product in the near term and until such time will not be required to make quarterly payments. If the Company exercises its option, the Company is also obligated to make the following milestone payments: C$100,000 upon completion of a Phase I trial of a licensed product, C$250,000 upon completion of a Phase II trial of a licensed product, and C$1,000,000 upon the first FDA approval (as such term is defined therein). If the Company exercises its option, the Company also has the right to sub-license with the payment of 20% of all non-royalty sublicensing consideration.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

There have been no significant changes during the quarter covered by this report in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

PART II  OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On February 14, 2007, the Company’s board of directors approved the issuance of a warrant to purchase 100,000 shares of the Company’s common stock to Crystal Research Associates, LLC (“CRA”), in connection with a letter agreement between the Company and CRA. The warrant is exercisable at a price of $7.15 per share and vests over the two year term of the agreement.

Item 6. Exhibits.

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

Neuro-Hitech, Inc.
(Registrant)

Date: May 15, 2007	/s/ Reuben Seltzer
Reuben Seltzer
President and Chief Executive Officer

Date: May 15, 2007	/s/ David Barrett
David Barrett
Chief Financial Officer