Form 10QSB
period 2007-06-30
Neuro-Hitech, Inc.
filed 2007-08-08
CIK 1328511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: July 26, 2007

Common Stock   12,351,390

Transitional Small Business Disclosure Format (check one):     ☐ Yes  ☒ No

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Balance Sheet

June 30, 2007
ASSETS:	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$4,262,505
Accounts Receivable	50,385
Inventory	12,809
Prepaid Expenses	30,680
Deferred Charges	34,965
Total Current Assets	4,391,344

Property and Equipment, net	5,747

Other Assets:
Security Deposit	13,226

Total Assets	$4,410,317

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts Payable and Accrued Expenses	$1,076,611
Total Current Liabilities

Stockholders' Equity:
Common Stock $.001 Par Value, Authorized: 44,999,900, Issued and Outstanding: 12,351,390	12,351
Common Stock - Class A $.001 Par Value, Authorized: 100, Issued and Outstanding: 0	-
Additional Paid-in Capital	32,429,705
Deferred Compensation	(1,254,392)
Accumulated Deficit	(27,853,956)
Treasury Stock, at cost	(2)

Total Stockholders' Equity	3,333,706

Total Liabilities and Stockholders' Equity	$4,410,317

The accompanying notes are an integral part of these unaudited consolidated financial statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$56,885	$9,300	$251,285	$77,340
Cost of Goods Sold	10,503	1,328	111,057	29,526
Gross Profit	46,382	7,972	140,228	47,814

Operating Expenses:
Selling, General and Administrative Expenses	910,883	272,655	1,477,076	496,366
Research and Development Costs	890,614	524,606	1,722,664	1,193,618
Share-Based Compensation	474,631	106,815	663,364	195,827
Amortization of Deferred Compensation	201,219	-	217,154	-
Total Operating Expenses	2,477,347	904,076	4,080,258	1,885,811

(Loss) from Operations	(2,430,965)	(896,104)	(3,940,030)	(1,837,997)

Other Income:
Interest and Dividend Income	59,081	42,459	120,287	72,938
Total Other Income	59,081	42,459	120,287	72,938

(Loss) Before Provision for IncomeTaxes	(2,371,884)	(853,645)	(3,819,743)	(1,765,059)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(2,371,884)	$(853,645)	$(3,819,743)	$(1,765,059)

Basic and Diluted (Loss) per Weighted Average Common Shares Outstanding	$(0.19)	$(0.09)	$(0.31)	$(0.19)

Weighted Average - Common Shares Outstanding	12,339,647	9,441,606	12,229,822	9,339,232

The accompanying notes are an integral part of these unaudited consolidated financial statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For The SIx Months Ended
	June 30,
	(Unaudited)	(Unaudited)
	2007	2006

Cash flows used in operating activities:
Net (Loss)	$(3,819,743)	$(1,765,059)

Adjustments to Reconcile Net (Loss) to Net Cash (Used In) Operating Activities:
Share-Based Compensation Expense	663,364	195,827
Amortization of Deferred Compensation	217,154	-
Depreciation Expense	1,499	250
Other Share-Based Selling, General and Administrative Expenses	314,841	-

Change in operating assets and liabilities:
(Increase) Decrease in Assets:
Accounts Receivable	(24,585)	42,700
Inventory	18,484	(23,618)
Prepaid Expenses	(19,985)	(249,246)
Deferred Charges	58,785	-
Increase (Decrease) in Liabilities:
Accounts Payable and Accrued Expenses	(119,133)	217,623
Total Adjustments	1,110,424	183,536
Net cash (used in) Operating activities	(2,709,319)	(1,581,523)

Cash flows from investing activities:
Investment in Property and Equipment	-	(8,995)
Net cash (used in) Investing activities	-	(8,995)

Cash flows from financing activities:
Net Proceeds from Private Placement Offering of Common Stock	2,220,805	5,017,880
Proceeds from the Exercise of Stock Options	45,824	-
Net cash provided by Financing activities	2,266,629	5,017,880

Net (decrease) increase in cash and cash equivalents	(442,690)	3,427,362

Cash and cash equivalents, beginning of period	4,705,195	90,606

Cash and cash equivalents, end of period	$4,262,505	$3,517,968

Cash Paid For:
Income Taxes	$-	$-
Interest	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

The Company entered into a service agreement and issued 100,000 warrants measured at fair value as of February 14, 2007, the date the service agreement was ratified by the Company's board of directors. The fair value of these options approximated $255,000 and was recognized as Deferred Compensation in the Stockholders' Equity section of the Balance Sheet. During the first six months of 2007, the Company ratably recognized approximately $48,000 of expenses for the amortization of Deferred Compensation in accordance with the service term.

During the six months ended June 30, 2007, options held by the Company's executive officers and board of directors vested as to 195,990 shares of the Company's common stock. The Company recognized an aggregate compensation cost of $663,364 for the vesting of the aforementioned options for the six months ended June 30, 2007.

In connection with the Q-RNA merger, the Company entered into a consulting agreement and issued 500,000 non-qualified stock options valued at their grant date fair value as of the date of the merger closing. The total fair value of these options approximated $1,309,000 and was recognized as Deferred Compensation in the Stockholders' Equity section of the Balance Sheet. During 2007, in accordance with vesting terms of the options, the Company recognized approximately $169,000 of expense for the amortization of Deferred Compensation.

The Company granted to a Scientific Advisory Board member 45,000 non-qualified stock options measured at their grant date fair value. The options were immediately vested in full and the Company recognized an aggregate compensation cost of approximately $194,000 upon granting of these options.

The accompanying notes are an integral part of these consolidated financial statements

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

(1) Nature of Operations

Neuro-Hitech, Inc. (the “Company” or “Neuro-Hitech”) is an early stage pharmaceutical company engaged in the acquisition and development of therapies for Alzheimer’s disease and other degenerative neurological disorders. The Company focuses particularly on technologies that address large unmet medical needs and have the potential to enter clinical development within 12 to 24 months after acquisition, and on driving development in a rapid, cost-effective manner. The Company’s current portfolio consists of small molecule drugs in development to treat large, unmet medical needs - Alzheimer’s disease, Epilepsy and other central nervous system applications.

On November 29, 2006, the Company completed an acquisition by merger of Q-RNA, Inc. (“Q-RNA”), a New York-based biotechnology company focused on diseases such as Alzheimer’s, Epilepsy and Parkinson’s disease. The acquisition of Q-RNA provides the Company with a pipeline of compounds, many of which have been discovered and developed internally. Q-RNA believes that these compounds provided it with significant research and development opportunities. (See Note 4)

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of normal recurring nature. The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006 as reported in Form 10-KSB.

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

Share-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), (“SFAS No. 123(R)”), “Share-Based Payment,” which requires the Company to record as an expense in its financial statements the fair value of all stock-based compensation awards. The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees using the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123(R) for all unvested awards granted prior to the effective date of SFAS No. 123(R).

The Company recognized an aggregate share-based compensation cost of $474,631 for the three months ended June 30, 2007 and $663,364 for the six months ended June 30, 2007, in accordance with the vesting of the aforementioned options granted during such interim periods.

Class A Common Stock

Immediately prior to listing of the Company’s Common Stock on the NASDAQ Capital Market, the Chief Executive Officer and Executive Vice President of the Company surrendered all of the Class A Common Stock they owned. The shares were repurchased for $2 and as of June 30, 2007, no Class A Common Stock remains outstanding.

Deferred Compensation

In accordance with EITF Abstract No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company initially measures the fair value of any equity granted to consultants on the date of grant and subsequently remeasures such grants in accordance with promulgated accounting principles using the Black-Scholes pricing model. Amounts are initially recorded as Deferred Compensation in the Stockholders’ Equity section of the balance sheet and are subsequently remeasured and charged to the appropriate expense over the period to which the service relates.

(3) Common Stock Transactions

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

On January 24, 2006 Neurotech entered into an Agreement of Merger and Plan of Reorganization by and among Neurotech, Marco Hi-Tech J.V. Ltd., a privately held New York corporation (“Marco”), and Marco Acquisition I, Inc., (“Acquisition Sub”) a newly formed wholly-owned Delaware subsidiary of Neurotech. Upon closing of the merger transactions contemplated under the Merger Agreement (the “Merger”), Acquisition Sub was merged with and into Marco, and Marco became a wholly-owned subsidiary of Neurotech.

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

Prior to the closing of the Merger, the Company’s predecessor, Marco completed a private offering in which Marco received total gross proceeds of $996,006, which after the closing of the Merger, were converted into 664,004 shares of the Company’s common stock. Subsequent to the closing of the Merger, Neuro-Hitech completed a private offering of 1,750,000 shares of its common stock and warrants to purchase 437,500 shares of its common stock for $4,375,000 in cash. The exercise price of the warrants is $5.00 per share.

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

Between January 1, 2007 and March 15, 2007, the Company conducted a private placement offering of its securities with institutional and individual investors and received total net proceeds of $2,220,805 from the offering. The investors received an aggregate of 464,196 shares of the Company’s common stock and warrants to purchase an additional 232,098 shares of the Company’s common stock. The common stock was sold in the offering at $5.125 per share and the exercise price of the warrants is $7.00 per share.

Business Combination

On November 29, 2006 Neuro-Hitech completed the acquisition of Q-RNA, Inc., a New York-based biotechnology company focused on diseases such as Alzheimer’s, Epilepsy and Parkinson’s disease. Neuro-Hitech privately issued merger consideration to the Q-RNA security holders consisting of an aggregate of: (i) 1,800,000 shares of Neuro-Hitech common stock, (ii) warrants to purchase 600,356 shares of Neuro-Hitech common stock at an exercise price of $13 per share, and (iii) warrants to purchase 600,356 shares of Neuro-Hitech common stock at an exercise price of $18 per share.  In addition, Neuro-Hitech assumed Q-RNA employee stock options now exercisable for 199,288 shares of Neuro-Hitech common stock. The weighted average exercise price of these stock options is $12.66. The Neuro-Hitech common stock issued as merger consideration will be subject to a lock-up of up to two years and therefore not freely transferable during that period.

Other Issuances

During the second quarter of 2007, 20,000 shares of common stock were issued with an aggregate value of $121,000. The issuance of these shares was expensed as investor relations and is reflected in the Selling, General and Administrative Expense caption of the Statement of Operations.

(4) Research and Development Agreements

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

On December 8, 2006, the Company announced the expansion in the size of the Phase II clinical trial by 60 participants, an increase in the number of participants of 40%.  The Company’s portion of the total cost increased by an additional $1,934,270, to an aggregate of $5,080,937, and is payable in quarterly installments of approximately $316,000 and $670,270 at the conclusion of the trial. This agreement may be terminated by either party upon 30 days notice. The Company expects to make additional payments to Georgetown of approximately $1,302,300, or an aggregate of approximately $3,780,900, until the conclusion of the Phase II clinical trials which the Company expects to occur later this year.

For the six months ended June 30, 2007 and 2006, the total cost incurred by the Company was $301,167 and $427,500, respectively. The total costs incurred since inception of the agreement is approximately $2,479,000 as of June 30, 2007 and is reflected in the Research and Development Cost caption of the Statement of Operations.

Org Syn Laboratory, Inc.

On February 1, 2006, the Company entered into an exclusive development agreement with Org Syn for the development of synthetic Huperzine A. Org Syn received an aggregate of $209,727 upon the execution of the agreement and may receive up to an additional $209,727 upon the delivery of the synthetic Huperzine A. The Company expects the obligations under the contract to be fully performed by the end of 2007.  The Development Agreement may be terminated by the Company if Org Syn fails to achieve certain stated milestones.

Xel Herbaceuticals, Inc.

On March 15, 2006, the Company entered into a development agreement with Xel Herbaceuticals, Inc. (“XEL”) for XEL to develop a Huperzine A Transdermal Delivery System (“Delivery Product”). Under the terms of the agreement, the Company paid XEL a $250,000 fee upon the execution of the agreement and will pay XEL $92,500 per month during the development of the Delivery Product, which is estimated to take approximately 16 months. The $250,000 fee paid upon the execution of the agreement is amortized ratably over the term of the agreement. The monthly payment is subject to quarterly adjustment and subject to a limit on aggregate development cost overruns of $250,000. The terms of the agreement have been fully performed and no overruns were incurred. The Company and XEL intend to seek domestic and foreign patent protection for the Delivery Product.

If the Company elects to exercise its right to license the Delivery Product in the United States and Canada (“North America”) and to develop the Delivery Product on its own, the Company will pay XEL an initial license fee of $400,000 and up to an aggregate of $2.4 million in additional payments upon the achievement of certain milestones, including completion of a prototype, initial submission to the Food and Drug Administration (“FDA”), completion of phases of clinical studies and completion of the FDA submission and FDA approval.. Similarly, if the Company elects to exercise its option to license the Delivery Product worldwide excluding China, Taiwan, Hong Kong, Macau and Singapore (“Worldwide”), and develop the Delivery Product on its own, the Company will pay XEL an additional initial license fee of $400,000 and up to an aggregate of $2.4 million in additional payments upon the achievement of comparable milestones. If XEL fails to obtain a U.S. or international patent, the corresponding license fee and milestone payments will be reduced by 50% until such time as XEL obtains such patent, at which time the unpaid 50% of all such milestone payments previously not made will be due.

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

For the six months ended June 30, 2007 and 2006, the total research and development costs incurred in connection with the Company’s agreement with XEL were approximately $648,800 and $433,500, respectively, and are reflected in the Research and Development Cost caption of the Statement of Operations.

Dalhousie License Agreements (PARTEQ)

As part of the acquisition of Q-RNA, the Company assumed exclusive License Agreements with PARTEQ Research and Development Innovations (“PARTEQ”), the technology licensing arm of Queens University, Kingston, Ontario, Canada.

The Exclusive Patent License Agreement with PARTEQ (the “Alzheimer’s Agreement”) grants the Company an exclusive worldwide license to all innovations and developments, including the patent applications and additional filings, related to specified patents related to research on Alzheimer’s disease. The Company made a one-time license fee payment of C$25,000 when it entered into the Alzheimer’s Agreement in 2005 and will be required to make quarterly royalty payments equal to 3% of net sales of the licensed products (as such term is defined in Alzheimer’s Agreement), with a minimum annual royalty of C$10,000 for 2007, C$20,000 for 2008, C$30,000 for 2009 and C$40,000 for 2010 and each subsequent calendar year. The Company is also required to pay fixed annual fees of C$256,802 and the following milestone payments: C$100,000 upon completion of a Phase I trial of a licensed product, C$250,000 upon completion of a Phase II trial of a licensed product, and C$1,000,000 upon the first FDA approval (as such term is defined in the Alzheimer’s Agreement). The Company also has the right to sub-license with the payment of 20% of all non-royalty sublicensing consideration.

The Exclusive Patent License Option Agreement with PARTEQ (the “Epilepsy Agreement”) grants the Company a three-year option to acquire an exclusive worldwide license to all innovations and developments, including the patent applications and additional filings, related to specified patents related to research on Epilepsy. The Company made a non-refundable, non-creditable option payment of C$10,000 when it entered into the Epilepsy Agreement in 2006. The Company is also required to pay fixed annual fees of C$150,800. If the Company exercises its option, the Company will make a non-refundable, non-creditable license payment of C$17,500 at the time of such exercise. If the Company exercises its option, it will be required to make quarterly royalty payments of 3% of net sales of the licensed products (as such term is defined in Epilepsy Agreement), with a minimum annual royalty of C$10,000 through the second anniversary of the license, C$20,000 through the third anniversary of the license, C$30,000 through the fourth anniversary of the license and C$40,000 through the fifth anniversary of the license and each subsequent anniversary. If the Company exercises its option, the Company is also obligated to make the following milestone payments: C$100,000 upon completion of a Phase I trial of a licensed product, C$250,000 upon completion of a Phase II trial of a licensed product, and C$1,000,000 upon the first FDA approval (as such term is defined therein). If the Company exercises its option, the Company also has the right to sub-license with the payment of 20% of all non-royalty sublicensing consideration.
For the six months ended June 30, 2007 and 2006, the total research and development costs incurred with respect to the Company’s agreements with PARTEQ were approximately $25,600 and $0, respectively, and are reflected in the Research and Development caption of the Statement of Operations.

The following is a summary of fixed and determinable research and development costs of the Company (unaudited).

Year	Amount
2008	$1,600,000
Thereafter	-
Total	$1,600,000

Item 2. Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act). To the extent that any statements made in this Report contains information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” “projects” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include those outlined in “Risk Factors” found within our Annual Report on Form 10-KSB and include, without limitation, the Company’s limited cash and ability to raise capital to finance the growth of the Company’s operations, the ability of the Company to develop its products and obtain necessary governmental approvals, the Company’s ability to protect its proprietary information, the Company’s ability to attract or retain qualified personnel, including scientific and technical personnel, and other risks detailed from time to time in the Company’s filings with the SEC, or otherwise.

All references to the “Company” refer to Neuro-Hitech, Inc. and its subsidiaries.

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

The Company concluded patient recruitment for its Phase II clinical trials in May 2007 and anticipates obtaining top-line data during December 2007.

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

The Company is also studying the transdermal delivery of Huperzine A. The Company believes that Huperzine A can effectively be delivered transdermally because of its low dosage requirement and low molecular weight. The Company believes that a transdermal patch is the ideal way to deliver any Alzheimer’s treatment because the patch may provide the drug for transdermal delivery for up to between three and five days while avoiding the gastrointestinal tract. The Company expects to begin Phase I clinical trial in the second quarter of 2008 and to report study results later that year.

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

Although the Company has developed initial plans and assumptions related to its operations, management retains significant flexibility in applying a substantial portion of the net proceeds of the money raised through private offerings. Pending use of the net proceeds, the Company may invest the net proceeds from any private offerings in short-term, interest-bearing, investment-grade securities or accounts.

The Company anticipates, based on current plans and assumptions related to operations, that its cash and cash equivalents are sufficient to satisfy its contemplated cash requirements to implement its business plan for at least the next twelve months. In the event that the Company’s cash and cash equivalents prove to be insufficient to fund the implementation of its business plan as a result of unanticipated expenses, technical difficulties or other unanticipated problems, the Company will be required to seek additional financing in order to proceed with such implementation. Additional funds may not be available or not available on acceptable terms, if at all. If adequate funds are unavailable the Company may have to delay, reduce the scope of or eliminate some of its research or development programs, product launches or marketing efforts which may materially harm the Company’s financial condition and operations.

Results of Operations

The following discussion provides comparisons of the Company’s results of operations for the quarter ended June 30, 2007 with the quarter ended June 30, 2006 and the six months ended June 30, 2007 to the six months ended June 30, 2006.

The Company had revenues from operations of $56,885 for the quarter ended June 30, 2007, a 511.7% increase from the $9,300 in revenue achieved for the quarter ended June 30, 2006. The increase in revenue was the result of an increase in product sales to the Company’s sole customer of natural huperzine. The Company had revenues from operations of $251,285 for the six months ended June 30, 2007, a 224.9% increase from the $77,340 in revenue achieved for the six months ended June 30, 2006. The increase in revenue was solely a result of an increase in product sales to the Company’s sole customer of natural huperzine.

Cost of goods sold as a percentage of the Company’s revenue was 18.4% for the quarter ended June 30, 2007, compared with 14.3% for the quarter ended June 30, 2006. Cost of goods sold as a percentage of the Company’s revenue was 44.2% for the six months ended June 30, 2007, compared with 38.2% for the six months ended June 30, 2006. The increase in the cost of goods sold as a percentage of the Company’s revenue was attributable to the increase in the cost of raw material.

The Company’s total selling, general and administrative expenses increased from $272,655 for the quarter ended June 30, 2006 to $942,752 for the quarter ended June 30, 2007, an increase of $670,097, or 245.8%. This increase was the result of increases in salaries and employee benefit expenses resulting from the Company’s expansion of its executive management team following the acquisition of Q-RNA. Additionally, a portion of the increase is attributable to increased salaries, employee benefits, professional fees, occupancy costs, investor relations, and NASDAQ listing fees. The Company’s total selling, general and administrative expenses increased from $496,366 for the six months ended June 30, 2006 to $1,694,230 for the six months ended June 30, 2007, an increase of $1,197,864, or approximately 241.3%. The increase is attributable to increased professional fees, investor relations, occupancy costs and NASDAQ listing fees.

The Company’s research and development costs increased from $524,606 for the quarter ended June 30, 2006 to $890,614 for the quarter ended June 30, 2007, an increase of $366,008, or approximately 69.7%.  The increase in research and development expenses is attributable to the expansion of the Company’s clinical development programs. The Company expects operating expenses in 2007 to increase further as the Company continues to expand its research and development activities, including its planned IND for the trandsdermal patch and increases in headcount to staff these activities. The Company’s research and development costs increased from $1,193,618 for the six months ended June 30, 2006 to $1,722,664 for the six months ended June 30, 2007, an increase of $529,046, or approximately 44.3%.  The increase in research and development expenses is attributable to the expansion of the Company’s clinical development programs.

The Company’s share based compensation costs increased from $106,815 for the quarter ended June 30, 2006 to $474,631 for the quarter ended June 30, 2007, an increase of approximately 344.3%.  The increase in share based compensation expenses is attributable to stock options and warrants granted to employees, directors, and advisors during the three months ended June 30, 2007. The Company’s share based compensation costs increased from $195,827 for the six months ended June 30, 2006 to $663,364 for the six months ended June 30, 2007, an increase of approximately 238.8%.  The increase in share based compensation expenses is attributable to stock options and warrants granted to employees, directors, and advisors during the six months ended June 30, 2007.

In December 2003, the Company entered into a clinical research agreement, which was amended in November 2005, with Georgetown pursuant to which Georgetown will provide the Company with Phase II research on Huperzine A. The costs associated with this agreement originally totaled $3,146,667 and would be partially funded by the National Institutes of Health. The Company’s portion of the total cost was $1,846,667 and payable in installments upon the achievement of certain milestones.  On December 8, 2006, the Company announced the expansion in the size of the Phase II clinical trial by 60 participants, an increase of 40%.  The Company’s portion of the total cost increased by an additional $1,934,270, to an aggregate of $5,080,937, and is payable in quarterly installments of approximately $316,000 and $670,270 at the conclusion of the trial. This agreement may be terminated by either party upon 30 days notice. The Company expects to make additional payments to Georgetown of approximately $1,302,300, or an aggregate of $3,780,937, until the conclusion of the Phase II clinical trials which the Company expects to occur later this year.

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

As part of the acquisition of Q-RNA, the Company assumed exclusive license agreements with PARTEQ. Under the terms of the exclusive PARTEQ Licensing Agreement the Company made an initial one-time license fee of C$25,000 and is obligated to pay fixed annual fees of $256,802 for the Alzheimer’s research. The Company is also required to pay fixed annual fees of C$256,802. The Company may also be required to make quarterly royalty payments of 3% of net sales of the licensed products, with a minimum annual royalty of C$10,000 for 2007, C$20,000 for 2008, C$30,000 for 2009 and C$40,000 for 2010 and each subsequent calendar year. Until such time as the Company has a licensed product, the Company will not have to make any quarterly payments. The Company is also obligated to make the following milestone payments: C$100,000 upon completion of a Phase I trial of a licensed product, C$250,000 upon completion of a Phase II trial of a licensed product, and C$1,000,000 upon the first FDA approval (as such term is defined in the PARTEQ Licensing Agreement). The Company does not currently anticipate having a licensed product in the near term. The Company also has the right to sub-license with the payment of 20% of all non-royalty sublicensing consideration.

Under the terms of the PARTEQ Licensing Option Agreement, which provides the Company an option to acquire an exclusive worldwide license to all innovations and developments for certain compounds (including pyrimidine, heterocyclic, beta-alanine, uracil, diuracil, beta amino acid analogs and related compounds) and patents/patent applications related thereto from PARTEQ for Epilepsy research, including the patent applications and additional filings, the Company made an initial payment of C$10,000. The Company is also required to pay fixed annual fees of C$150,800. If the Company exercises its option, the Company will make a non-refundable, non-creditable license payment of C$17,500 at the time of such exercise and will be required to make quarterly royalty payments of 3% of net sales of the licensed products, with a minimum annual royalty of C$10,000 through the second anniversary of the license, C$20,000 through the third anniversary of the license, C$30,000 through the fourth anniversary of the license and C$40,000 through the fifth anniversary of the license and each subsequent anniversary. The Company does not anticipate having a licensed product in the near term and until such time will not be required to make quarterly payments. If the Company exercises its option, the Company is also obligated to make the following milestone payments: C$100,000 upon completion of a Phase I trial of a licensed product, C$250,000 upon completion of a Phase II trial of a licensed product, and C$1,000,000 upon the first FDA approval (as such term is defined therein). If the Company exercises its option, the Company also has the right to sub-license with the payment of 20% of all non-royalty sublicensing consideration.

The Company invests any cash and cash equivalents not used for working capital in short-term, interest-bearing, investment-grade securities or accounts. In the six months ended June 30, 2007, the Company generated $120,287 from interest and dividend income, compared to $72,938 generated in the six months ended June 30, 2006. The increase is largely attributable to the increase in the balance of the Company’s cash and cash equivalents during the current six month period.

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

Share-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), (“SFAS No. 123(R)”), “Share-Based Payment,” which requires the Company to record as an expense in its financial statements the fair value of all stock-based compensation awards. The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees using the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123(R) for all unvested awards granted prior to the effective date of SFAS No. 123(R).

Deferred Compensation

In accordance with EITF Abstract No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company initially measures the fair value of any equity granted to consultants on the date of grant and subsequently remeasures such grants in accordance with promulgated accounting principles using the Black-Scholes pricing model. Amounts are initially recorded as Deferred Compensation in the Stockholders’ Equity section of the balance sheet and are subsequently charged to the appropriate expense over the period to which the service relates.

Item 3.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

There have been no significant changes during the quarter covered by this report in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On May 10, 2007, the Company granted immediately exercisable warrants to purchase the Company’s common stock to the following individuals in consideration for services provided to the Company:

Grantee	Number of Shares	Exercise Price
Robert Moriarty	45,000	$7.97
David Filer	30,000	$7.97

On May 18, 2007, the Company granted immediately exercisable warrants to purchase the Company’s common stock in the amounts set forth below pursuant to letter agreements and each of the companies listed below:

Grantee	Number of Shares	Exercise Price
Westor Capital Group, Inc.	7,000	$7.00
Capital Growth Financial	7,500	$7.00
Emerging Growth Equities, Ltd.	3,170	$7.00

On May 24, 2007, the Company issued 20,000 shares of common stock to Alliance Advisors, LLC (“Alliance”) pursuant to a letter agreement between the Company and Alliance.

The Company believes that each of the issuances of securities described in this Item 2 to be exempt from registration under Section 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on June 26, 2007. The following proposals were voted upon at the meeting:

(a) A proposal to elect John Abernathy, Mark Auerbach, David Dantzker, Alan Kestenbaum, Jay Lombard, L. William McIntosh and Reuben Seltzer as directors to serve for a one-year beginning at the annual meeting on June 26, 2007 or until their successors, if any, are elected or appointed.  The proposal was approved with the following results:

Director	For	Withheld
John Abernathy	8,378,531	0
Mark Auerbach	8,378,531	0
David Dantzker	8,378,531	0
Alan Kestenbaum	8,378,531	0
Jay Lombard	8,378,531	0
L. William McIntosh	8,378,531	0
Reuben Seltzer	8,378,531	0

(b)  A proposal to amend the Company’s 2006 Incentive Stock Plan (the “Plan”) increasing by 1,950,000 the number of shares of common stock authorized for issuance thereunder and authorizing the award of stock appreciation rights, restricted stock units and unrestricted stock thereunder was approved with 7,863,314 votes for, 122,737 votes against, and 394,930 abstentions.

(c) A proposal to ratify the selection of Moore Stephens, P.C. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved with 8,266,369 votes for, 111,412 votes against, and 3,200 abstentions.

Item 6.  Exhibits.

10.1	2006 Incentive Stock Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed June 5, 2007)
10.2	Directors Deferral Plan
10.3	Officers Deferral Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neuro-Hitech, Inc.
(Registrant)

Date: August 8, 2007	/s/ Reuben Seltzer
Reuben Seltzer
President and Chief Executive Officer

Date: August 8, 2007	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer