Form 10QSB
period 2007-09-30
Neuro-Hitech, Inc.
filed 2007-11-14
CIK 1328511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: November 1, 2007

Common Stock   12,452,233

Transitional Small Business Disclosure Format (check one):     ☐ Yes  ☒ No

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Balance Sheet

September 30, 2007
ASSETS:	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$3,182,685
Accounts Receivable	87,555
Inventory	74,186
Prepaid Expenses	24,611
Deferred Charges	-
Total Current Assets	3,369,037

Property and Equipment, net	4,997

Other Assets:
Security Deposit	13,226

Total Assets	$3,387,260

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts Payable and Accrued Expenses	$1,356,150
Total Current Liabilities

Stockholders' Equity:
Common Stock $.001 Par Value, Authorized: 44,999,900, Issued and Outstanding: 12,452,233	12,452
Common Stock - Class A $.001 Par Value, Authorized: 100, Issued and Outstanding: 0	-
Additional Paid-in Capital	34,050,096
Deferred Compensation	(1,222,523)
Accumulated Deficit	(30,808,915)
Treasury Stock, at cost	-

Total Stockholders' Equity	2,031,110

Total Liabilities and Stockholders' Equity	$3,387,260

The accompanying notes are an integral part of these unaudited consolidated financial statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$112,455	$182,800	$363,740	$260,140
Cost of Goods Sold	56,203	95,111	167,262	124,637
Gross Profit	56,252	87,689	196,478	135,503

Operating Expenses:
Selling, General and Administrative Expenses	645,271	326,269	2,122,347	822,635
Research and Development Costs	760,158	685,401	2,482,821	1,879,020
Share-Based Compensation	1,129,945	106,815	1,793,309	302,642
Amortization of Deferred Compensation	31,870	-	249,024
Registration Payment Arrangement	490,550	-	490,550	-
Total Operating Expenses	3,057,794	1,118,485	7,138,051	3,004,297

(Loss) from Operations	(3,001,542)	(1,030,796)	(6,941,573)	(2,868,794)

Other Income:
Interest and Dividend Income	46,586	37,254	166,874	110,192
Total Other Income	46,586	37,254	166,874	110,192

(Loss) Before Provision for IncomeTaxes	(2,954,956)	(993,542)	(6,774,699)	(2,758,602)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(2,954,956)	$(993,542)	$(6,774,699)	$(2,758,602)

Basic and Diluted (Loss) per Weighted Average Common Shares Outstanding	$(0.24)	$(0.11)	$(0.55)	$(0.30)

Weighted Average - Common Shares Outstanding	12,356,931	9,441,606	12,272,348	9,339,232

The accompanying notes are an integral part of these unaudited consolidated financial statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For The Nine Months Ended
	September 30,
	(Unaudited)	(Unaudited)
	2007	2006

Cash flows used in operating activities:
Net (Loss)	$(6,774,699)	$(2,758,602)

Adjustments to Reconcile Net (Loss) to Net Cash (Used In) Operating Activities:
Share-Based Compensation Expense	1,793,309	302,642
Amortization of Deferred Compensation	249,024	-
Registration Payment Arrangement	490,550
Depreciation Expense	2,249	999
Other Share-Based Selling, General and Administrative Expenses	394,614	-

Change in operating assets and liabilities:
(Increase) Decrease in Assets:
Accounts Receivable	(61,755)	(106,025)
Inventory	(42,895)	(22,711)
Prepaid Expenses	(690)	(319,144)
Deferred Charges	93,750	-
Security Deposits	(13,226)
Increase (Decrease) in Liabilities:
Accounts Payable and Accrued Expenses	80,630	631,103
Net cash (used in) Operating activities	(3,789,139)	(2,271,738)

Cash flows from investing activities:
Investment in Property and Equipment	-	(8,995)
Net cash (used in) Investing activities	-	(8,995)

Cash flows from financing activities:
Net Proceeds from Private Placement Offering of Common Stock	2,220,805	-
Proceeds from the Sale of Stock	45,824	5,020,294
Net cash provided by Financing activities	2,266,629	5,020,294

Net (decrease) increase in cash and cash equivalents	(1,522,510)	2,739,561

Cash and cash equivalents, beginning of period	4,705,195	88,192

Cash and cash equivalents, end of period	$3,182,685	$2,827,753

Cash Paid For:
Income Taxes	$-	$-
Interest	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

During the nine months ended September 30, 2007, options held by the Company's executive officers and board of directors vested as to 885,372 shares of the Company's common stock. The Company recognized an aggregate compensation cost of $1,793,309 for the vesting of the aforementioned options for the nine months ended September 30, 2007.

The Company entered into a service agreement and issued 100,000 warrants measured at fair value as of February 14, 2007, the date the service agreement was ratified by the Company's board of directors. The fair value of these warrants approximated $255,000 and was recognized as Deferred Compensation in the Stockholders' Equity section of the Balance Sheet. During the first nine months of 2007, the Company ratably recognized approximately $79,000 of expenses for the amortization of Deferred Compensation in accordance with the service term.

In connection with the Q-RNA merger, the Company entered into a consulting agreement and issued 500,000 non-qualified stock options valued at their grant date fair value as of the date of the merger closing. The total fair value of these options approximated $1,309,000 and was recognized as Deferred Compensation in the Stockholders' Equity section of the Balance Sheet. During 2007, in accordance with vesting terms of the options, the Company recognized approximately $170,000 of expense for the amortization of Deferred Compensation.

During the third quarter of 2007, 100,729 shares of common stock were issued to investors that purchased common stock and warrants from the Company in the 2006 Private Offering and the 2007 Private Offering. The aforementioned registration rights agreements required the Company to pay an amount equal to 1% payable in the Company’s common stock, up to a maximum 6%, of the aggregate dollar amount of securities purchased by such investors. The shares of common stock issued to these investors had an aggregate value of approximately $491,000 and were expensed as Registration Payment Arrangement which is reflected in the Selling, General and Administrative Expense caption of the Statement of Operations.

The Company granted to a Scientific Advisory Board member 45,000 non-qualified stock options measured at their grant date fair value. The options were immediately vested in full and the Company recognized an aggregate compensation cost of approximately $194,000 upon granting of these options.

During the third quarter of 2007, the Company accrued an expense of $69,154 for directors fees that would have been paid on September 28, 2007. On October 1, 2007, the day following the last day of the calendar quarter for which the fees otherwise would have been paid, the Company issued options to purchase 26,940 shares of the Company’s common stock to the non-management directors that elected to receive compensation for their service in the form of options pursuant to the terms of the Non-Management Directors Deferral Program. Similarly, the Company accrued an expense of $10,622 for compensation that would have otherwise been paid to one of its officers during the third quarter of 2007. On October 1, 2007, the officer received an option to purchase 4,138 shares of the Company’s common stock pursuant to the terms of the Officers Deferral Program.

The accompanying notes are an integral part of these consolidated financial statements

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

(1)  Nature of Operations

Neuro-Hitech, Inc. (the “Company” or “Neuro-Hitech”) is an early stage pharmaceutical company engaged in the acquisition and development of therapies for Alzheimer’s disease and other degenerative neurological disorders. The Company is focused primarily on technologies that address large unmet medical needs and investigational compounds that have the potential to show clinical improvements versus current treatments for Alzheimer’s disease, Epilepsy and other central nervous system applications.

On November 29, 2006, the Company completed an acquisition by merger of Q-RNA, Inc. (“Q-RNA”), a New York-based biotechnology company focused on diseases such as Alzheimer’s, Epilepsy and Parkinson’s disease. The acquisition of Q-RNA provides the Company with a pipeline of compounds, many of which have been discovered and developed internally. The Company believes that these compounds provide it with significant research and development opportunities.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of normal recurring nature. The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006 as reported in Form 10-KSB.

The accounting policies followed by the Company are set forth in Note 2 of the Company’s consolidated financial statements in the December 31, 2006 Form 10-KSB. For further information refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Liquidity

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. For the nine months ending September 30, 2007, the Company generated a net loss of approximately $6,775,000. As of September 30, 2007, the Company has funded its working capital requirements primarily through the sale of equity to founders, institutional and individual investors. Management intends to fund future operations through entrance into the commercial marketplace, as well as additional equity offerings.

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

The Company recognized an aggregate share-based compensation cost of $1,129,945 for the three months ended September 30, 2007 and $1,793,309 for the nine months ended September 30, 2007, in accordance with the vesting of the aforementioned options granted during such interim periods.

Class A Common Stock

Immediately prior to listing of the Company’s Common Stock on the NASDAQ Capital Market, the Chief Executive Officer and Executive Vice President of the Company at that time, surrendered all of the Class A Common Stock they owned. The shares were repurchased for $2 and as of September 30, 2007, no Class A Common Stock remains outstanding.

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

Prior to the closing of the Merger, the Company’s predecessor, Marco completed a private offering in which Marco received total gross proceeds of $996,006, which after the closing of the Merger, were converted into 664,004 shares of the Company’s common stock. Subsequent to the closing of the Merger, Neuro-Hitech completed a private offering of 1,750,000 shares of its common stock and warrants to purchase 437,500 shares of its common stock for $4,375,000 in cash (the “2006 Private Offering”). The exercise price of the warrants is $5.00 per share. The warrants expire on January 23, 2009.

Placement agent, legal, accounting, printing and other costs related to these offerings, in the aggregate amount of $353,127, were charged to additional paid-in capital in the year ended December 31, 2006.

Between November 29, 2006 and March 15, 2007, the Company conducted a private placement offering of its securities with institutional and individual investors and received total net proceeds of $5,358,330 from the offering. The investors received an aggregate of 1,076,396 shares of the Company’s common stock and warrants to purchase an additional 538,198 shares of the Company’s common stock (the “2007 Private Offering”). The common stock was sold in the offering at $5.125 per share and the exercise price of the warrants is $7.00 per share. The warrants expire on November 29, 2011.

Business Combination

On November 29, 2006 Neuro-Hitech completed the acquisition of Q-RNA, Inc., a New York-based biotechnology company focused on diseases such as Alzheimer’s, Epilepsy and Parkinson’s disease. Neuro-Hitech privately issued merger consideration to the Q-RNA security holders consisting of an aggregate of: (i) 1,800,000 shares of Neuro-Hitech common stock, (ii) warrants to purchase 600,356 shares of Neuro-Hitech common stock at an exercise price of $13 per share, and (iii) warrants to purchase 600,356 shares of Neuro-Hitech common stock at an exercise price of $18 per share.  In addition, Neuro-Hitech assumed Q-RNA employee stock options now exercisable for 199,288 shares of Neuro-Hitech common stock. The weighted average exercise price of these stock options is $12.66. The Neuro-Hitech common stock issued as merger consideration will be subject to a lock-up of up to two years and therefore is not freely transferable during that period.

Other Issuances

During the third quarter of 2007, the Company accrued an expense of $69,154 for directors’ fees that would have been paid on September 28, 2007. On October 1, 2007, the day following the last day of the calendar quarter for which the fees otherwise would have been paid, the Company issued options to purchase 26,940 shares of the Company’s common stock to the non-management directors that elected to receive compensation for their service in the form of options pursuant to the terms of the Non-Management Directors Deferral Program. The number of shares underlying the options issued was determined by dividing the amount deferred by the Black-Scholes “value” of the last fair market value option grant made in the preceding fiscal year, as set forth in the Company’s audited financial statements for that preceding fiscal year.

Similarly, the Company accrued an expense of $10,622 for compensation that would have otherwise been paid to one of its officers during the third quarter of 2007. On October 1, 2007, the officer received an option to purchase 4,138 shares of the Company’s common stock pursuant to the terms of the Officers Deferral Program. The number of shares underlying the option issued was determined by dividing the amount deferred by the Black-Scholes “value” of the last fair market value option grant made in the preceding fiscal year, as set forth in the Company’s audited financial statements for that preceding fiscal year.

Registration Payment Arrangement

During the third quarter of 2007, 100,729 shares of common stock were issued to investors that purchased common stock and warrants from the Company in the 2006 Private Offering and the 2007 Private Offering. The shares were issued in accordance with the provisions of a Registration Rights Agreement dated as of January 5, 2006 between the Company and the purchasers of securities in the 2006 Private Offering and a Registration Rights Agreement dated November 29, 2006 between the Company and the purchasers of securities in the 2007 Private Offering. The aforementioned registration rights agreements required the Company to pay an amount equal to 1% payable in the Company’s common stock, up to a maximum 6%, of the aggregate dollar amount of securities purchased by such investors if the Company did not file a resale registration statement or have such registration statement declared effective by the dates set forth in each agreement. The shares of common stock issued to these investors had an aggregate value of approximately $491,000 and were expensed as a Registration Payment Arrangement which expense is reflected in the Selling, General and Administrative Expense caption of the Statement of Operations. The Company issued the maximum 6% of shares and is under no obligation to issue any additional shares pursuant to the terms of the registration rights agreements described above.

(4) Employment Contract

On August 27, 2007, Dr. Gary Shearman became the Company’s Chief Executive Officer, President and a member of the Company’s board of directors. Dr. Shearman’s base salary will be $450,000 per year. In addition, Dr. Shearman will be eligible to receive bonus compensation of up to 50% of his base salary, in amounts to be determined by the Compensation Committee of the Board following Dr. Shearman’s achievement of certain performance objectives. The term of the agreement is four years from August 27, 2007, unless earlier terminated or extended and the fixed and determinable salary to be paid under the agreement is $450,000 or $1,800,000 in the aggregate.

In connection with his employment by the Company and in accordance with the terms of his employment agreement, on August 22, 2007, Dr. Gary Shearman was granted an option to purchase 800,000 shares of the Company’s common stock at an exercise price of $5.35 per share. The option to purchase 240,000 shares vested immediately on August 27, 2007 and the remaining 560,000 shares shall vest in equal one-third increments on the first, second and third anniversaries of the commencement of the term of his employment.

(5)  Research and Development Agreements

Georgetown University

In December 2003, the Company entered into a clinical research agreement, which was amended in November 2005, with Georgetown University (“Georgetown”) pursuant to which Georgetown will provide the Company with Phase II research. The costs associated with this agreement originally totaled $3,146,667 and would be partially funded by the National Institutes of Health. The Company’s portion of the total cost was $1,846,667 and is payable in installments upon the achievement of certain milestones.

On December 8, 2006, the Company announced the expansion in the size of the Phase II clinical trial by 60 participants, an increase of 40%.  The Company’s portion of the total cost increased by an additional $1,934,270, and is payable in quarterly installments of approximately $316,000 payable at the end of a quarter and a final $670,300 payment at the conclusion of the trial. This agreement may be terminated by either party upon 30 days notice. The Company expects to make additional payments to Georgetown of approximately $1,302,300, or an aggregate of approximately $3,780,900, until the conclusion of the Phase II clinical trials. The Company expects to report top-line data during January 2008.

Additionally, on October 4, 2007, the Company announced that it entered into an amendment of the Clinical Research Agreement between the Company and Georgetown University. This amendment expands the Phase II clinical trial to extend the open label phase of the clinical studies of Huperzine A for approximately six to eight months. As a result of the amendment, and to accommodate the open-label extension, the period of performance is extended until December 31, 2008 and the Company’s obligation under the contract is increased by $255,905, which amount the Company expects to pay in the second quarter of 2008.

For the nine months ended September 30, 2007 and 2006, the total cost incurred by the Company was $867,167 and $702,500, respectively. The total costs incurred since inception of the agreement is approximately $2,795,000 as of September 30, 2007 and is reflected in the Research and Development Cost caption of the Statement of Operations.

Org Syn Laboratory, Inc.

On February 1, 2006, the Company entered into an exclusive development agreement with Org Syn for the development of synthetic Huperzine A. Org Syn received an aggregate of $243,600 upon the execution of the agreement and may receive up to an additional $171,851 upon the delivery of the synthetic Huperzine A. The Company expects the obligations under the contract to be fully performed by the end of 2007.   The Development Agreement may be terminated by the Company if Org Syn fails to achieve certain stated milestones.

Xel Herbaceuticals, Inc.

On March 15, 2006, the Company entered into a development agreement with Xel Herbaceuticals, Inc. (“XEL”) for the development of the Huperzine A Transdermal Delivery System (“Product”). Under the terms of the agreement, the Company paid XEL a $250,000 fee upon the execution of the agreement and paid an additional $92,500 per month during the development of the Product, which was completed in July 2007. The $250,000 fee paid upon the execution of the agreement was amortized ratably over the term of the agreement. Beginning in August 2007, the Company began paying XEL an additional $92,500 per month on a month-to-month basis to fund the further development of the Product. The Company and XEL intend to seek domestic and foreign patent protection for the Product.

If the Company elects to exercise its right to license the Product in the United States and Canada (“North America”) and to develop the Product on its own, the Company will pay XEL an initial license fee of $400,000 and up to an aggregate of $2.4 million in additional payments upon the achievement of certain milestones, including completion of a prototype, initial submission to the Food and Drug Administration (“FDA”), completion of phases of clinical studies and completion of the FDA submission and FDA approval. Similarly, if the Company elects to exercise its option to license the Product worldwide excluding China, Taiwan, Hong Kong, Macau and Singapore (“Worldwide”), and develop the Product on its own, the Company will pay XEL an additional initial license fee of $400,000 and up to an aggregate of $2.4 million in additional payments upon the achievement of comparable milestones. If XEL fails to obtain a U.S. or international patent, the corresponding license fee and milestone payments will be reduced by 50% until such time as XEL obtains such patent, at which time the unpaid 50% of all such milestone payments previously not made will be due. If the Company elects to exercise the licensing rights described above, the additional payments that the Company has been making to XEL to further develop the Product would be applied toward the additional payments payable to XEL upon the achievement of certain milestones.

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

If the Company exercises its right to license the Product in North America and to develop the Product with a third party, the Company will pay XEL 50% of any initial signing fees and milestone fees (excluding any research and development fees) paid by such third party. Similarly, in the event that the Company decides to exercise its option to license the Product Worldwide and to develop the Product with a third party, the Company will pay XEL 50% of any initial signing fees and milestone fees (excluding any research and development fees) paid by such third party. If XEL fails to obtain a U.S. or international patent, the percentage of the corresponding fees will be reduced to 25%. The Company will pay XEL 20% of any royalty payments received by the Company from third-party sublicensees, or if the Product is not protected by at least one patent, 10% of any royalty received by the Company from sublicensees.

If the Company elects not to exercise its right to license the Product and XEL elects to further develop the Product without the Company, XEL will be obligated to pay the Company 30% of any net profits realized up to a maximum of two times the amount paid by the Company to XEL during development, excluding the initial $250,000 signing fee. Upon such election, XEL will be entitled to full ownership of the intellectual property of the Product. If the Company elects to exercise its rights to license the Product in North America, but not Worldwide, XEL will have certain rights to obtain intellectual property protection in any country outside North America upon payment to the Company for such rights, such fees to be negotiated in good faith by the parties.

For the nine months ended September 30, 2007 and 2006, the total research and development costs incurred in connection with the Company’s agreement with XEL were approximately $860,000 and $757,000, respectively, and are reflected in the Research and Development Cost caption of the Statement of Operations.

Dalhousie License Agreements (PARTEQ)

As part of the acquisition of Q-RNA, the Company assumed exclusive License Agreements with PARTEQ Research and Development Innovations (“PARTEQ”), the technology licensing arm of Queens University, Kingston, Ontario, Canada, which license agreements were renewed in the third quarter of 2007 to extend the right of the Company to license any innovations and developments thereunder for an additional year.

The Exclusive Patent License Agreement with PARTEQ (the “Alzheimer’s Agreement”) grants the Company an exclusive worldwide license to all innovations and developments, including the patent applications and additional filings, related to specified patents for research on Alzheimer’s disease. The Company made a one-time license fee payment of C$25,000 when it entered into the Alzheimer’s Agreement in 2005 and will be required to make quarterly royalty payments equal to 3% of net sales of the licensed products (as such term is defined in Alzheimer’s Agreement), with minimum annual royalties of C$10,000 for 2007, C$20,000 for 2008, C$30,000 for 2009 and C$40,000 for 2010 and each subsequent calendar year. The Company is also required to pay fixed annual fees of C$256,802 in quarterly installments of C$64,200 beginning on January 1, 2008, as well as the following milestone payments: C$100,000 upon completion of a Phase I trial of a licensed product, C$250,000 upon completion of a Phase II trial of a licensed product, and C$1,000,000 upon the first FDA approval (as such term is defined in the Alzheimer’s Agreement). The Company also has the right to sub-license with the payment of 20% of all non-royalty sublicensing consideration.

The Exclusive Patent License Option Agreement with PARTEQ (the “Epilepsy Agreement”) grants the Company a three-year option to acquire an exclusive worldwide license to all innovations and developments, including the patent applications and additional filings, related to specified patents for research on Epilepsy. The Company made a non-refundable, non-creditable option payment of C$10,000 when it entered into the Epilepsy Agreement in 2006. The Company is also required to pay fixed annual fees of C$150,800 in quarterly installments of C$37,700 beginning on December 1, 2007. If the Company exercises its option, the Company will make a non-refundable, non-creditable license payment of C$17,500 at the time of such exercise. If the Company exercises its option, it will be required to make quarterly royalty payments of 3% of net sales of the licensed products (as such term is defined in Epilepsy Agreement), with a minimum annual royalty of C$10,000 through the second anniversary of the license, C$20,000 through the third anniversary of the license, C$30,000 through the fourth anniversary of the license and C$40,000 through the fifth anniversary of the license and each subsequent anniversary. If the Company exercises its option, it is also obligated to make the following milestone payments: C$100,000 upon completion of a Phase I trial of a licensed product, C$250,000 upon completion of a Phase II trial of a licensed product, and C$1,000,000 upon the first FDA approval (as such term is defined therein). If the Company exercises its option, the Company also has the right to sub-license with the payment of 20% of all non-royalty sublicensing consideration.

For the nine months ended September 30, 2007 and 2006, the total research and development costs incurred with respect to the Company’s agreements with PARTEQ were approximately $33,000 and $0, respectively, and are reflected in the Research and Development caption of the Statement of Operations.

The following is a summary of fixed and determinable research and development costs of the Company (unaudited).

Year	Amount
2008	$1,700,000
Thereafter	-
Total	$1,700,000

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

History

The Company is an early stage pharmaceutical company engaged in the acquisition and development of therapies for Alzheimer’s disease and other degenerative neurological disorders. The Company is focused primarily on technologies that address large unmet medical needs and investigational compounds that have the potential to show clinical improvements versus current treatments.

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

The Company concluded patient recruitment for its Phase II clinical trials in May 2007 and anticipates reporting top-line data during January 2008.

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

The Company is also studying the transdermal delivery of Huperzine A. The Company believes that Huperzine A can effectively be delivered transdermally because of its low dosage requirement and low molecular weight. The Company believes that a transdermal patch is the ideal way to deliver any Alzheimer’s treatment because the patch may provide the drug for transdermal delivery for up to between three and five days while avoiding the gastrointestinal tract. The Company expects to begin Phase I clinical trials in the second quarter of 2008 and to report study results later that year.

The Company is also pursuing the optimization and pre-clinical development of certain compounds that were being developed by Q-RNA, Inc., including NHT0012, which is one of a number of second generation disease modifying drugs for Alzheimer’s disease that inhibit A-beta and Tau oligomerization and NHT1107, which is one of a large pharmaceutical library of drugs designed for the treatment of Epilepsy that offer both anti-ictogenic (ability to treat Epilepsy) and anti-epileptogenic (ability to prevent Epilepsy) properties.

Results of Operations

The following discussion provides comparisons of the Company’s results of operations for the quarter ended September 30, 2007 with the quarter ended September 30, 2006 and the nine months ended September 30, 2007 to the nine months ended September 30, 2006.

The Company had revenues from operations of $112,455 for the quarter ended September 30, 2007, a 38.5% decrease from the $182,800 in revenue achieved for the quarter ended September 30, 2006. The decrease in revenue was the result of a decrease in product sales to the Company’s sole customer.  The Company had revenues from operations of $363,740 for the nine months ended September 30, 2007, a 39.8% increase from the $260,140 in revenue achieved for the nine months ended September 30, 2006. The increase in revenue was solely a result of an increase in product sales to the Company’s sole customer.

Cost of goods sold as a percentage of the Company’s revenue was 49.9% for the quarter ended September 30, 2007, compared with 52.0% for the quarter ended September 30, 2006. Cost of goods sold as a percentage of the Company’s revenue was 45.9% for the nine months ended September 30, 2007, compared with 47.9% for the nine months ended September 30, 2006.

The Company’s total selling, general and administrative expenses increased from $326,269 for the quarter ended September 30, 2006 to $645,271 for the quarter ended September 30, 2007, an increase of $319,002, or 97.7%. This increase was the result of increases in salaries and employee benefit expenses resulting from the Company’s expansion of its executive management team following the acquisition of Q-RNA and the employment of a new Chief Executive Officer. Additionally, a portion of the increase is attributable to professional fees, occupancy costs, investor relations, and NASDAQ listing fees. The Company’s total selling, general and administrative expenses increased from $822,635 for the nine months ended September 30, 2006 to $2,122,347 for the nine months ended September 30, 2007, an increase of $1,299,712, or approximately 158%. The increase is attributable to increased salaries and benefit expenses, professional fees, investor relations, occupancy costs and NASDAQ listing fees.

The Company’s research and development costs increased from $685,401 for the quarter ended September 30, 2006 to $760,158 for the quarter ended September 30, 2007, an increase of $74,757, or approximately 10%.  The increase in research and development expenses is attributable to the expansion of the Company’s clinical development programs. The Company expects operating expenses in the remainder of 2007 and 2008 to increase further as the Company continues to expand its research and development activities, including its planned IND for the trandsdermal patch and increases in headcount to staff these activities. The Company’s research and development costs increased from $1,879,020 for the nine months ended September 30, 2006 to $2,482,821 for the nine months ended September 30, 2007, an increase of $603,801, or approximately 32.1%.  The increase in research and development expenses is attributable to the expansion of the Company’s clinical development programs.

The Company’s share based compensation costs increased from $106,815 for the quarter ended September 30, 2006 to $1,129,945 for the quarter ended September 30, 2007.  The increase in share based compensation expenses is attributable to stock options and warrants granted to employees, directors, and advisors during the three months ended September 30, 2007 and changes in accounting for stock based compensation. The Company’s share based compensation costs increased from $302,642 for the nine months ended September, 2006 to $1,793,309 for the nine months ended September 30, 2007.  The increase in share based compensation expenses is attributable to stock options and warrants granted to employees, directors, and advisors during the nine months ended September 30, 2007.

In December 2003, the Company entered into a clinical research agreement, which was amended in November 2005, with Georgetown pursuant to which Georgetown will provide the Company with Phase II research on Huperzine A. The costs associated with this agreement originally totaled $3,146,667 and was partially funded by the National Institutes of Health. The Company’s portion of the total cost was $1,846,667, payable in installments upon the achievement of certain milestones.  On December 8, 2006, the Company announced the expansion in the size of the Phase II clinical trial by 60 participants, an increase of 40%.  The Company’s portion of the total cost increased by an additional $1,934,270, to an aggregate of $3,780,937, and is payable in quarterly installments of approximately $316,000 payable at the end of a quarter and $670,300 at the conclusion of the trial. This agreement may be terminated by either party upon 30 days notice. The Company expects to report top-line data during January 2008 at which time it expects to make the $670,300 payment to Georgetown.

On October 4, 2007, the Company announced that it entered into an amendment of the Clinical Research Agreement between the Company and Georgetown. This amendment expands the Phase II clinical trial to extend the open label phase of the clinical studies of Huperzine A for approximately six to eight months. The extension should provide the Company additional data with respect to the patients that are participating in the open-label phase of the clinical studies. As a result of the amendment, and to accommodate the open-label extension, the period of performance is extended until December 31, 2008. Additionally, the Company’s obligation under the contract is increased by $255,905, which amount the Company expects to pay in the second quarter of 2008.

On February 1, 2006, the Company entered into an exclusive development agreement with Org Syn for the development by Org Syn of synthetic Huperzine A, in accordance with the terms of the Agreement. Org Syn received an aggregate of $243,600 upon the execution of the Agreement and may receive up to an additional $171,851 upon the delivery of the synthetic Huperzine A. The Company expects the obligations under the contract to be fully performed by the end of 2007.

On March 15, 2006, the Company entered into a Development Agreement with XEL for XEL to develop a Huperzine A transdermal delivery system (the “Product”). Under the terms of the agreement, the Company paid XEL a $250,000 fee upon the execution of the Agreement and paid XEL $92,500 per month during the development of the Product, which was completed in July 2007. Beginning in August 2007, the Company began paying XEL an additional $92,500 per month on a month-to-month basis to fund the further development of the Product. If the Company exercises its right to license the Product in North America and to develop the Product with a third party, the Company would be required to make an additional payment of approximately $400,000 by March 31, 2008 and up to an aggregate of $2.4 million in additional payments upon the achievement of certain milestones, including completion of a prototype, initial submission to the FDA, completion of phases of clinical studies and completion of the FDA submission and FDA approval. If the Company elects to exercise the licensing rights described above, the additional payments that the Company has been making to XEL to further develop the Product would be applied toward the additional payments payable to XEL upon the achievement of those milestones.

As part of the acquisition of Q-RNA, the Company assumed exclusive license agreements with PARTEQ, which license agreements were renewed in the third quarter of 2007 to extend the right of the Company to license any innovations and developments thereunder for an additional year.

Under the terms of the exclusive PARTEQ Licensing Agreement, the Company made an initial one-time license fee of C$25,000 and is obligated to pay fixed annual fees of C$256,802 in quarterly installments of C$64,200 for the Alzheimer’s research beginning on January 1, 2008. The Company may also be required to make quarterly royalty payments of 3% of net sales of the licensed products, with a minimum annual royalty of C$10,000 for 2007, C$20,000 for 2008, C$30,000 for 2009 and C$40,000 for 2010 and each subsequent calendar year. Until such time as the Company has a licensed product, the Company will not have to make any quarterly payments. The Company is also obligated to make the following milestone payments: C$100,000 upon completion of a Phase I trial of a licensed product, C$250,000 upon completion of a Phase II trial of a licensed product, and C$1,000,000 upon the first FDA approval (as such term is defined in the PARTEQ Licensing Agreement). The Company does not currently anticipate having a licensed product in the near term. The Company also has the right to sub-license with the payment of 20% of all non-royalty sublicensing consideration.

Under the terms of the PARTEQ Licensing Option Agreement, which provides the Company an option to acquire an exclusive worldwide license to all innovations and developments for certain compounds (including pyrimidine, heterocyclic, beta-alanine, uracil, diuracil, beta amino acid analogs and related compounds) and patents/patent applications related thereto from PARTEQ for Epilepsy research, including the patent applications and additional filings, the Company made an initial payment of C$10,000. The Company is also required to pay fixed annual fees of C$150,800 in quarterly installments of C$37,700 beginning on December 1, 2007. If the Company exercises its option, the Company will make a non-refundable, non-creditable license payment of C$17,500 at the time of such exercise and will be required to make quarterly royalty payments of 3% of net sales of the licensed products, with a minimum annual royalty of C$10,000 through the second anniversary of the license, C$20,000 through the third anniversary of the license, C$30,000 through the fourth anniversary of the license and C$40,000 through the fifth anniversary of the license and each subsequent anniversary. The Company does not anticipate having a licensed product in the near term and until such time will not be required to make quarterly payments. If the Company exercises its option, the Company is also obligated to make the following milestone payments: C$100,000 upon completion of a Phase I trial of a licensed product, C$250,000 upon completion of a Phase II trial of a licensed product, and C$1,000,000 upon the first FDA approval (as such term is defined therein). If the Company exercises its option, the Company also has the right to sub-license with the payment of 20% of all non-royalty sublicensing consideration.

The Company invests any cash and cash equivalents not used for working capital in short-term, interest-bearing, investment-grade securities or accounts. In the nine months ended September 30, 2007, the Company generated $166,874 from interest and dividend income, compared to $110,192 generated in the nine months ended September 30, 2006. The increase is largely attributable to the increase in the balance of the Company’s cash and cash equivalents during the current nine month period.

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

During the three month and nine month periods ended September 30, 2007, the Company experienced an increase in selling, general and administrative expenses incurred during the comparable periods in 2006. The increases were largely attributable to increases in salaries and employee benefit expenses resulting from the Company’s expansion of its executive management team following the acquisition of Q-RNA and the employment of a new Chief Executive Officer. As a result of those increases, the forecasted expansion of its research and development activities, including its planned IND for the trandsdermal patch and increases in headcount to staff these activities and the absence of any additional capital raised by the Company since March 15, 2007, the Company anticipates, based on current plans and assumptions related to operations, that its cash and cash equivalents are insufficient to satisfy its contemplated cash requirements to implement its business plan for the next twelve months.

Prior to January 31, 2008, the Company expects to make payments of approximately $986,300 to Georgetown pursuant to the terms of its clinical research agreement with Georgetown and an additional payment of $255,905 by the end of the second quarter of 2008. The payments to Georgetown include a quarterly payment and the payment of a one time fee at the conclusion of the Phase II trials and payment for the extension of the open label phase of the clinical studies of Huperzine A. The Company will also begin making payments to PARTEQ of $101,900 each quarter as a result of the renewal of the Alzheimer’s Agreement and Epilepsy Agreement with PARTEQ. The Company may also incur additional expenses if it pursues certain contractual rights or activities that are at its discretion, including exercising its option to license the Product in North America from XEL, pursuant to which it would pay XEL an initial license fee of $400,000 and up to an aggregate of $2.4 million in additional payments upon the achievement of certain milestones. The successful conclusion of its Phase II trials would also result in increased expenses, including additional purchases of Huperzine A and additional development costs.

In order to continue to fund the implementation of its business plan, the Company is actively engaged in raising additional financing through existing investors and potential new investors. Additional funds may not be available or not available on acceptable terms, if at all. Given the anticipated cash expenditures, the potential cash requirements and the lack of sufficient cash to fully fund those expenses, the Company is continually analyzing alternative ways in which it can preserve its cash and cash equivalents, including the potential delay, reduction in scope of or elimination of some of its research or development programs. If the Company is unable to raise additional financing and is forced to take such measures, they may materially harm the Company’s prospects, financial condition and future operations.

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

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

There have been no significant changes during the quarter covered by this report in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On September 26, 2007, the Company issued 100,729 shares of common stock to investors that purchased common stock and warrants from the Company in the 2006 Private Offering and the 2007 Private Offering. The shares were issued in accordance with the provisions of a Registration Rights Agreement dated as of January 5, 2006 between the Company and the purchasers of securities in the 2006 Private Offering and a Registration Rights Agreement dated November 29, 2006 between the Company and the purchasers of securities in the 2007 Private Offering. The aforementioned registration rights agreements required the Company to pay an amount equal to 1% payable in the Company’s common stock, up to a maximum 6%, of the aggregate dollar amount of securities purchased by such investors.

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

Neuro-Hitech, Inc.
(Registrant)

Date: November 14, 2007	By:	/s/ Gary T. Shearman
Gary T. Shearman
President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer