Form 10KSB/A
period 2006-12-31
Neuro-Hitech, Inc.
filed 2007-12-07
CIK 1328511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
Amendment No. 2

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 solely to provide the information required in Item 8A of Form 10-KSB and required by Items 307 and 308(c) of Regulation S-B which was omitted in the previously filed 10-KSB.

This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update those disclosures in any way.

PART II

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15 or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-KSB, as amended (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in periodic SEC reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 13. EXHIBITS

The following exhibits are filed herewith:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned thereunto duly authorized.

NEURO-HITECH, INC. (Registrant)

Date: December 7, 2007	/s/ David Barrett
David Barrett
Chief Financial Officer