Form 10KSB
period 2007-12-31
Neuro-Hitech, Inc.
filed 2008-04-10
CIK 1328511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

State issuer’s revenues for its most recent fiscal year.   $458,870

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 17, 2008 based upon the closing price of the common stock as reported then on the NASDAQ Capital Market as of such date, was approximately $4,735,733.

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 17, 2008 is:

Common Stock	14,004,853

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant’s Proxy Statement relating to its 2008 Annual Stockholders’ Meeting, to be filed subsequently—Part III.

Transitional Small Business Disclosure Format (check one):         ☐ Yes   ☑ No

NEURO-HITECH, INC.

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

Item 1.	Description of Business

Description of the Company

Neuro-Hitech, Inc. (the “Company” or “Neuro-Hitech”) is an early stage pharmaceutical company focused on developing innovative drugs for the treatment of degenerative neurological diseases. The Company’s most advanced product candidate, Huperzine A, recently completed a Phase II clinical trial in the U.S. which tested Huperzine A for efficacy and safety in the treatment of mild to moderate Alzheimer’s disease. Huperzine A is a cholinesterase inhibitor that the Company believes may be effective in the treatment of Alzheimer’s disease and Mild Cognitive Impairment (“MCI”), although, to date, its efforts have been focused upon Huperzine A’s effectiveness in Alzheimer’s disease. Through a collaboration with the Alzheimer’s Disease Cooperative Study (“ADCS”), the Company has completed two Phase I studies and a Phase II clinical trial. ADCS was formed in 1991 as a cooperative agreement between the National Institute of Aging and the University of California San Diego, with the goal of advancing the research of drugs for treating patients with Alzheimer’s disease, the National Institutes of Health (“NIH”) and Georgetown University Medical Center (“Georgetown”).

The Phase II clinical trial compared the safety, tolerability and efficacy of either 200 or 400 micrograms of Huperzine A on cognitive function, activities of daily living and behavior. Results showed that there was no statistical difference in the mean change AD Assessment Scale-Cognitive (ADAS-Cog) scores, the primary endpoint, after 16 weeks treatment with Huperzine A 200 micrograms bid compared to placebo (p=0.81). However, data demonstrated that the higher dose tested, 400 micrograms bid, showed cognitive enhancement on the ADAS-Cog versus placebo. The maximum cognitive improvement was observed at week 11 of treatment (p=0.001). Over 16 weeks Huperzine A (400 micrograms bid) improved cognition compared to placebo (p=0.03) and there was a trend to cognitive improvement over placebo at week 16 (p=0.069). In this clinical trial, there was an unexpected improvement in cognition in the placebo group at week 16 versus baseline. On other secondary endpoints, including clinical global impression of change (ADCS-CGIC) and the Neuropsychiatric Inventory (NPI) there was no statistical difference between placebo and either 200 or 400 micrograms bid after four months treatment. However, there was a trend to improvement on activities of daily living (ADCS-ADL) with 400 micrograms bid (p=0.077). Huperzine A was safe and well tolerated. Overall the incidence of adverse events during the study was similar between both doses of Huperzine A and placebo. Following completion of the double-blind part of this clinical trial, subjects were invited to receive Huperzine A treatment in an open-label fashion for up to one year; 82% of subjects accepted this invitation.

After receiving the results of the Phase II clinical trial of Huperzine A, the Company conducted a detailed review of those results. Based on its review, the Company believes that there is substantial support within the results that Huperzine A can become a safe and effective treatment for Alzheimer’s disease. In order to validate the current information on the compound and review the Company’s analysis of the results, in March 2008 the Company entered into an agreement with Numoda Corporation (“Numoda”) pursuant to which Numoda will review the results and will provide a report to the Company on its findings.

In view of the results of the Phase II clinical trial, the Company is currently reviewing its options for moving forward with its business. Currently, the Company expects to focus upon the development of collaborative, joint and strategic alliances and licensing arrangements with one or more pharmaceutical companies for the further development of Huperzine A and also expects to consider merger and/or acquisition opportunities. The Company will further evaluate these opportunities based upon the results of Numoda’s review and report, and the Company also expects that Numoda will assist the Company in interpreting and presenting the results of the Phase II clinical trial to potential partners, licensees and merger or acquisition candidates.

The Company has also studied the transdermal delivery of Huperzine A. The Company believes that Huperzine A can effectively be delivered transdermally because of its low dosage requirement and low molecular weight. The Company believes that a transdermal patch could be a better way to deliver Huperzine A because the patch may provide the drug for transdermal delivery for up to between three and five days while avoiding the gastrointestinal tract. Although the Company initially expected to begin Phase I clinical trials in the first quarter of 2008, the Company has elected to postpone any decision or expenditures related to such a trial until after Numoda has delivered its report and the Company has considered its options.

Worldwide research thus far suggests that, in addition to Alzheimer’s Disease, Huperzine A may be effective in treating other dementias and myasthenia gravis. Also, research suggests that it has potential neuroprotective properties that may render it useful as a protection against neurotoxins, and it has an anti-oxidant effect.

In addition to Huperzine A, the Company has worked on two pre-clinical development programs: one for second generation anti-amyloid compounds or disease modifying drugs for Alzheimer’s disease and, secondly, development of a series of compounds targeted to treat and prevent epilepsy. The Company’s efforts however, have principally focused on its primary product.

The Company has imported and sold inventories of natural Huperzine to vitamin and supplement suppliers to generate revenues. However, the majority of the Company’s operations to date have been funded through the Company’s private placement of equity securities.

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

Description of the Business

Alzheimer’s disease and MCI

Alzheimer’s disease, the leading cause of dementia, is characterized by the progressive loss of memory, thinking (cognitive function) and the ability to perform the activities of daily living (global function). There is currently no cure. According to the Alzheimer’s Association and the American Health Assistance Foundation:

•	Alzheimer’s disease currently affects approximately 5 million people in the U.S., including as many as 13% of people age 65 and older and nearly 50% of those age 85 and older.

•	Worldwide, Alzheimer’s disease affects 18 million people, and that number is expected to reach 34 million by 2025.

•	There are at least 350,000 new diagnoses of Alzheimer’s disease, and at least 65,000 Alzheimer’s disease deaths, per year in the U.S.

•	Following initial diagnosis, patients live 4 – 6 years on average, but may live up to 20 years with the disease.

•	Total annual expenditures on Alzheimer’s disease in the U.S. exceed $100 billion annually, and the average lifetime cost per Alzheimer’s disease patient is $174,000.

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

Huperzine A

The Company’s decision to begin clinical development of Huperzine for Alzheimer’s disease and to investigate potential clinical development of huperzine for other neurological indications was based in part on the following data:

Huperzine A is a compound that is used in China as a prescription drug for treating Alzheimer’s disease and other forms of dementia. Clinical trials conducted outside the U.S of Huperzine A have been successful, and one Chinese study using the same clinical end points as an FDA-approved study for a leading Alzheimer’s disease treatment show Huperzine A to be safe and effective. Both pre-clinical and human clinical studies conducted both in China and in the U.S. suggest that Huperzine A:

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

Although not being pursued by the Company at this time, Chinese clinical studies have indicated that Huperzine A may also have potential in the treatment of myasthenia gravis, a progressive autoimmune disease resulting in neuromuscular failure, which, untreated can lead to blindness and death from respiratory failure. In a 1986 study by Y.S. Cheng et al., it was shown that Huperzine A controlled the clinical manifestations of the disease in 99% of the 128 patients treated. Additional research at the Walter Reed Institute of Research indicates that Huperzine A may also have application as a nerve gas antidote. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. The Company believes that Huperzine can qualify for orphan drug designation for treating myasthenia gravis.

Future Compounds

The acquisition of Q-RNA provided the Company with a pipeline of compounds, many of which have been discovered and developed by Dr. Donald F. Weaver, an inventor and expert in neuroscience and chemistry. The Company believes these compounds provide it with an additional research and development pipeline. The following compounds are ready to move to optimization and pre-clinical development:

NHT0012 is one of a number of second generation disease modifying drugs for Alzheimer’s disease that inhibit A-beta and Tau oligomerization. In vitro studies suggest that these compounds are likely to offer a better pharmacological profile than first generation drugs by having:

•	Enhanced anti-aggregation activity

•	Better blood-brain barrier (BBB) penetration

•	Milder side effect profile

Currently marketed medications only help to control symptoms and do not slow or reverse the progression of the disease. NHT0012 belongs to an emerging class of compounds focused on reducing the progression of Alzheimer’s disease while also improving its debilitating symptoms. It is believed that NHT0012 will prevent the formation and break down existing neurotoxic amyloid beta aggregates, allowing amyloid peptides to clear from the brain rather than accumulate and form amyloid plaques, a hallmark pathology of Alzheimer’s disease.

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

PARTEQ - Alzheimer’s Research

The Company holds an exclusive license for patent applications directed to compounds (including bi-aromatic and aromatic anionic (e.g., bi-indole and single indole compounds) and methods for treating protein folding disorders (including Alzheimer’s disease) from PARTEQ.

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

Under the terms of the PARTEQ Licensing Agreement, which was amended in 2006, the Company is obligated to pay fixed annual fees of C$256,802 for the Alzheimer’s research. In October 2007, the Company renewed its licensing agreements with PARTEQ. The renewal extends the Company’s right to license any innovations and developments thereunder for an additional year. Under the terms of the renewal, the Company will be obligated to make additional payments of C$282,944, which payments are payable quarterly.

PARTEQ - Epilepsy Research

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

For the year ended December 31, 2007, the payments made by the Company to PARTEQ under these agreements have been approximately $457,115 and are reflected in the Research and Development caption of the Statement of Operations. Following the results of the Phase II clinical trial of Huperzine A, the Company is evaluating its alternatives for the further pursuit of the development of the PARTEQ compounds.

Strategy

In view of the results of the Phase II clinical trial, the Company is currently reviewing its options for moving forward with its business. Currently, the Company expects to focus upon the development of collaborative, joint and strategic alliances and licensing arrangements with one or more pharmaceutical companies for the further development of Huperzine A and also expects to consider merger and/or acquisition opportunities. The Company will further evaluate these opportunities based upon the results of Numoda’s review and report, and the Company also expects that Numoda will assist the Company in interpreting and presenting the results of the Phase II clinical trial to potential partners, licensees and merger or acquisition candidates.

Huperzine A For Alzheimer’s disease (Oral)

The Company’s primary focus has been completion of the Phase II clinical trial for Huperzine A in conjunction with Georgetown and the ADCS. Based upon the results of this trial, the Company believes that additional testing is necessary. The cost of this additional testing will be significant, and there are no assurances that the Company can obtain the funds necessary to pay this expense or that this testing will provide favorable results.

Georgetown (Phase II Clinical Trial)

In December 2003, the Company entered into a clinical research agreement, which was amended in November 2005 and October 2007, with Georgetown pursuant to which Georgetown provided the Company with Phase II research. The costs associated with this agreement totaled $5,336,842 and were partially funded by the National Institutes of Health. The Company’s portion of the total cost is $4,036,842, and paid in installments upon the achievement of certain milestones.

For the year ended December 31, 2007, the payments made by the Company to Georgetown under the terms of the clinical research agreement were approximately $1,183,167 and the total payments made by the Company to Georgetown since inception of the agreement were approximately $3,110,667.   These costs are reflected in the Research and Development caption of the Statement of Operations.

The Company expects to make additional payments in 2008 to Georgetown of $926,175 related to an open label extension which is expected to be completed in the second half of 2008.

Org Syn Laboratory (Synthetic Huperzine)

On February 1, 2006, the Company entered into an exclusive development agreement (the “Development Agreement”) with Org Syn Laboratory, Inc. (“Org Syn”) for the development by Org Syn of synthetic Huperzine A. Under the terms of the Development Agreement, Org Syn received an aggregate of $175,894 upon the execution of the Development Agreement. For the year ended December 31, 2007, the payments made by the Company to Org Syn were approximately $11,375 and are reflected in the Research and Development caption of the Statement of Operations. Following the results of the Phase II clinical trial of Huperzine A, the Company is evaluating its alternatives for the further pursuit of the development of synthetic Huperzine A.

Huperzine A For Alzheimer’s disease (Transdermal)

The Company’s strategy has been to make Huperzine A available in both oral and transdermal form. The Company believes that Huperzine A can effectively be delivered transdermally because of its low dosage requirement and low molecular weight.

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

XEL Herbaceuticals, Inc. (Transdermal)

On March 15, 2006, the Company entered into a development agreement with Xel Herbaceuticals, Inc. (“XEL”) for the development of the Huperzine A Transdermal Delivery System (“Delivery Product”). Under the terms of the agreement, the Company paid XEL a $250,000 fee upon the execution of the agreement and paid XEL $92,500 per month during the development of the Delivery Product including the first six months of 2007. The Delivery Product was completed in July 2007. Between August 2007 and January 2008, the Company paid XEL an additional $92,500 per month to fund the further development of the Product. Following the receipt of the results of the Phase II clinical trial of Huperzine A, the Company implemented certain cost reductions that have delayed expenditures relating to the study of the transdermal delivery system of Huperzine A.

The Company and XEL may seek domestic and foreign patent protection for the Delivery Product.

If the Company elects to exercise its right to license the Delivery Product in the U.S. and Canada (“North America”) and to develop the Delivery Product on its own, the Company will pay XEL an initial license fee of $400,000 and up to an aggregate of $2.4 million in additional payments upon the achievement of certain milestones, including completion of a prototype, initial submission to the Food and Drug Administration (“FDA”), completion of phases of clinical studies and completion of the FDA submission and FDA approval. Similarly, if the Company elects to exercise its option to license the Delivery Product worldwide excluding China, Taiwan, Hong Kong, Macau and Singapore (“Worldwide”), and develop the Delivery Product on its own, the Company will pay XEL an additional initial license fee of $400,000 and up to an aggregate of $2.4 million in additional payments upon the achievement of comparable milestones. If XEL fails to obtain a U.S. or international patent, the corresponding license fee and milestone payments will be reduced by 50% until such time as XEL obtains such patent, at which time the unpaid 50% of all such milestone payments previously not made will be due. If the Company elects to exercise the licensing rights described above, the additional payments that the Company has made to XEL to further develop the Product would be applied toward the additional payments payable to XEL upon the achievement of certain milestones.

The Company will also be obligated to pay XEL royalty payments of between 7% and 10% of net sales, with such royalty payments subject to reduction upon the expiration of the patent or the launch of a generic product in the applicable territory. If a patent has not been issued in either the U.S. or Canada, the royalty payments will be subject to reduced rates of between 3% and 5% of net sales. Royalty payments for sales in the Worldwide territory will be subject to good faith negotiations between the parties.

If the Company elects to exercise its right to license the Delivery Product in North America and to develop the Delivery Product with a third party, the Company will pay XEL 50% of any initial signing fees and milestone fees (excluding any research and development fees) paid by such third party. Similarly, in the event that the Company decides to exercise its option to license the Product Worldwide and to develop the Product with a third party, the Company will pay XEL 50% of any initial signing fees and milestone fees (excluding any research and development fees) paid by such third party. If XEL fails to obtain a U.S. or international patent, the percentage of the corresponding fees will be reduced to 25%. The Company will pay XEL 20% of any royalty payments received by the Company from third-party sublicensees, or if the Product is not protected by at least one patent, 10% of any royalty received by the Company from sublicensees.

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

For the year ended December 31, 2007, the total payments made by the Company to XEL under this agreement were approximately $1,111,250 and are reflected in the Research and Development caption of the Statement of Operations.

Commercialization of Huperzine A

The Company believes that there is substantial support within the results that Huperzine A can become a safe and effective treatment for Alzheimer’s disease. The Company presently believes the estimated additional costs to bring Huperzine A to market as an oral dose drug after completing clinical trials will be substantial and no assurances as to future costs can be made or that the Company will be able to fund them.

Currently, the Company expects to focus upon the development of collaborative, joint and strategic alliances and licensing arrangements with one or more pharmaceutical companies for the further development of Huperzine A and also expects to consider merger and/or acquisition opportunities. The Company anticipates that it would be necessary to obtain collaborative partners who would be primarily responsible for the sale and distribution of Huperzine A products after obtaining FDA approval for Huperzine A.

Although the Company’s primary focus continues to be the ultimate commercialization of Huperzine A, the Company believes that a scientific and clinical rationale exists for exploring the potential of both preclinical compounds discovered by Dr. Donald Weaver.

NHT0012 for Alzheimer’s disease

Protein misfolding and aggregation are critical steps in the pathogenesis of a number of neurodegenerative diseases. In many cases, self-assembly of two or more proteins is implicated in these diseases, including Alzheimer’ s disease, in which aggregation of amyloid-β (Aβ), tau and α-synuclein may all contribute to neurotoxicity. Inhibiting aberrant folding and assembly of one or more of these species is thus of great therapeutic interest. A novel class of bi-aromatic compounds has been identified by researchers engaged by Neuro-Hitech that potently inhibit the aggregation of Aβ, tau and α-synuclein in Thioflavin T (ThT) and Thioflavin S (ThS) dye-binding fluorescence assays. The aggregation of both major physiological isoforms of Aβ, i.e. Aβ40 and Aβ42, was inhibited and compounds also caused disassembly of pre-formed aggregates. Further experiments confirmed the anti-amyloidogenic activity of the compounds against Aβ40; circular dichroism studies showed the compounds inhibited the random coil to β-sheet conversion, while Aβ40 binding was studied in 1H NMR experiments. Furthermore, compounds rescued SH-SY5Y neuroblastoma cells from Aβ40 toxicity in a cell viability model. Ongoing pharmacokinetic testing for the compounds has been positive, with evidence of blood-brain barrier permeability, half- lives of several hours and minimal to no toxicity at doses as high as 300 mg/kg.

NHT1107 - Anti-ictogenci and anti-epileptogenic

Current drugs for the treatment of epilepsy are little more than “symptomatic” agents, suppressing the symptoms of epilepsy, while failing to deal with the causative process underlying the susceptibility to seizures. The Neuro-Hitech approach to designing drugs to prevent epilepsy differentiates between “ictogenesis” and “epileptogenesis”. No current anticonvulsant drug influences the natural history of epilepsy, thus there is a crucial need for prototype “preventative” antiepileptogenic drugs. Since epileptogenesis arises from altered excitatory/inhibitory neurotransmitter activity, drug design exploiting such neurotransmitters represents a therapeutic approach to epileptogenesis. Neuro-Hitech’s approach focuses on b -alanine, an unexploited neuromodulator that affords multiple opportunities for drug design. b -alanine’s unique structure is intermediate between a - and g -amino acids and thus b -alanine can bind to glutamate, glycine and g -amino butyric acid neurotransmitter receptors in brain. b -Alanine analogs have “proGABAergic” and “antiglutamatergic” activities and thus represent powerful platforms for drug design. Neuro-Hitech’s lead compound in this therapeutic domain, NHT1107, prevents the onset of epilepsy in the spontaneous recurrent seizure rat model of epilepsy by 82%, compared to controls. NHT1107 is non-toxic in rodents at doses ranging from 100-300 mg/kg. NHT1107 is thus a structurally unique analogue of b -alanine with pioneering anti-epileptogenic activity. Preclinical development of this compound is currently underway in collaboration with the Antiepileptic Drug Development Program at NIH.

In addition to developing a pioneering anti-epileptogenic drug, Neuro-Hitech’s antiepilepsy program is also focusing on the design and development of improved anticonvulsant drugs with fewer side-effects. Other analogues of b -alanine are being optimized for their anti-ictogenic properties to permit the development of an efficacious anticonvulsant agent with reduced cognitive and memory-related side-effects.

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

 Government Regulation

The research and development, manufacture and marketing of pharmaceuticals are subject to regulation by U.S., Canadian and foreign governmental authorities and agencies. Such national agencies and other federal, state, provincial and local entities regulate the testing, manufacturing, safety and promotion of the Company’s products. Regulations applicable to the Company’s products may change as the currently limited number of approved controlled-release products increases and regulators acquire additional experience in this area.

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

Additional Regulatory Considerations

Sales of the Company’s products by licensees outside the U.S. and Canada are subject to regulatory requirements governing the testing, registration and marketing of pharmaceuticals, which vary widely from country to country.

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

Competition

The Company intends to develop and market (through collaborative, joint and strategic alliances or licensing arrangements with one or more pharmaceutical companies) proprietary pharmaceutical products based on Huperzine A and NHT0012. The Company’s competition consists of those companies which develop drugs to treat Alzheimer’s disease, MCI and other forms of dementia, and companies that develop Alzheimer’s disease and MCI drugs and drug delivery systems for theses drugs.

Additionally, the Company may seek to develop and market (through collaborative, joint and strategic alliances or licensing arrangements with one or more pharmaceutical companies) proprietary pharmaceutical products based on NHT1107. Currently, there are 12 drugs on the market for the symptomatic treatment of epilepsy.  All of the drugs currently on the market are anti-seizure drugs that must be taken after epilepsy has developed. These anti-seizure drugs suppress the occurrence of seizures in an individual with established epilepsy. The Company seeks to develop anti-epileptogenic agent that may prevent the onset of epilepsy after a brain injury. Currently, there are no anti-epileptogenic drugs on the market.

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

Paul Aisen, M.D. Dr. Aisen is a professor in the Department of Neurosciences at the University of California, San Diego, and the National Institute of Aging-appointed director of the ADCS. Dr. Aisen was one of the first to conduct an Alzheimer’s disease clinical trial in the U.S. and was an investigator in the pivotal FDA registration studies for Namenda®. Dr. Aisen received his M.D. from Columbia University, College of Physicians and Surgeons.

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

Dr. Dinesh Patel, M.D. Dr. Patel is the Chairman of the Board and Co-founder of Xel Herbaceuticals Inc. Dr. Patel has served fifteen years as Co-founder, Chairman of the Board of Directors, President & CEO, of TheraTech, Inc., a Salt Lake City based company that has been a pioneer in the development and manufacture of innovative drug delivery products. Under Dr. Patel’s guidance, TheraTech established strategic alliances with major pharmaceutical companies, including Eli Lilly, Pfizer, Procter & Gamble, Roche, SmithKline Beecham, and Wyeth-Ayerst. Dr. Patel directed the construction of a state-of-the-art manufacturing facility and oversaw the company’s R&D efforts through the manufacture of its currently marketed transdermal products (transdermal testosterone and estrogen hormone-replacement therapy patches). Dr. Patel has been the recipient of numerous awards.

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

Employees

As of March 17, 2008, the Company had two full-time employees and two employees that work on a part-time basis.

Corporate Information

The Company’s corporate headquarters are located at One Penn Plaza, New York, NY 10019. The Company’s telephone number is (212) 594-1215, and its fax number is (212) 798-8183.

Executive Officers and Significant Employees of the Registrant

The following sets forth certain information with regard to the executive officers and certain significant employees of the Company as of March 31, 2008 (ages are as of December 31, 2007):

Name	Age	Position
Gary T. Shearman	54	President, Chief Executive Officer and Director
David Barrett	32	Chief Financial Officer
L. William McIntosh	62	Chief Operating Officer
William Wong	60	Chief Scientific Officer

Dr. Gary T. Shearman has been serving as Chief Executive Officer and Director of the Company since August 2007. Immediately prior to joining the Company, Dr. Shearman was serving as a consultant. Immediately prior to that, between September 2001 and April 2007, Dr. Shearman had been serving as Chairman and Managing Director of HBM Advisors USA, LLC, a provider of advisory services for HBM Partners (Cayman) Ltd., the investment manager for all HBM investment vehicles including HBM BioVentures and HBM BioCapital, holding companies in the human medicine, biotechnology and medical technology industries. Between May 1992 and January 2000, Dr. Shearman was employed by Rhône-Poulenc Rorer where he served in a variety of positions, most recently as Deputy Head of Global Research and Drug Development and Senior Vice President, Global Development. Prior to that, Dr. Shearman held positions with Merck & Co., Inc. and Sandoz Ltd.

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

L. William McIntosh has been serving as Chief Operating Officer since November 2006. Mr. McIntosh also served as a director of the Company between November 2006 and August 2007. Prior to joining the Company, Mr. McIntosh spent 30 years within the pharmaceutical and biotechnology industries in a variety capacities including marketing, sales, business development, product development and general management. Immediately prior to joining the Company, he served as a director and Chief Executive Officer of Q-RNA between August 2004 and the closing of the Merger. Prior to that, Mr. McIntosh served as Principal and Managing Director of Novatures Consulting Group between June 2003 and July 2004. Between August 2001 and May 2003, Mr. McIntosh served as President and CBO of FASgen, Inc. Mr. McIntosh has also served in senior positions at Merck & Co., Inc., Medco Containment Services, Boehringer Mannheim Pharmaceuticals Corporation, Zynaxis, Inc., Smith-Kline Beecham Pharmaceuticals, VIMRx Pharmaceuticals, Inc. and Nexell Therapeutics, Inc. Mr. McIntosh received both his B.S. and M.B.A. from Lehigh University in Pennsylvania.

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

As of March 30, 2008 the Company had approximately $4.3 million available in cash and cash equivalents. The Company expects to continue to incur losses in future months as the Company engages in further expenditures as it pursues its business plan.

The Company has relied almost entirely on external financing to fund its operations to date. Such financing has historically come from the sale of common stock to third parties. The Company will need to raise additional capital in the future to fund its operations and there is no guarantee that financing from external sources will be available if needed or on favorable terms. The sale of the Company’s common stock to raise capital may cause dilution to its existing stockholders. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to fund its operations and expansion, successfully develop its products, take advantage of business opportunities or respond to competitive market pressures, any of which could make it more difficult for the Company to continue operations. Any financing on unfavorable terms or a reduction in the Company’s operations may result in a lower stock price.

Following receipt of the results of its Phase II clinical trial of Huperzine A, the Company implemented cost reductions. Presently, the Company expects that its available cash, cash equivalents and interest income earned are sufficient to meet its operating expenses and capital requirements for a period of at least twelve months, however, if the Company fails to raise additional capital it may not have sufficient cash to meet future operating expenses and capital requirements beyond twelve months. Even with additional capital, the Company may not be able to execute its current business plan nor fund its operations long enough to achieve positive cash flow. Furthermore, the Company may be forced to implement more significant reductions of its expenses and cash expenditures, which would impair the Company’s ability to execute its business operations.

The failure to complete development of Huperzine A, obtain government approvals, including required FDA approvals, or to comply with ongoing governmental regulations, could delay or limit introduction of proposed products and result in failure to achieve revenues or maintain the Company’s ongoing business.

The Company’s research and development activities, and the manufacture and marketing of its intended products, are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the U.S. and abroad. Before receiving FDA clearance to market the Company’s proposed products, the Company will have to demonstrate that its products are safe and effective on the patient population and for the diseases that are to be treated. Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The FDA and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources.

In order to be commercially viable, the Company must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute its technologies. For each drug the Company must successfully meet a number of critical developmental milestones, including:

•	demonstrate benefit from each specific drug technology,

•	demonstrate through pre-clinical and clinical trials that the drug and patient specific therapy is safe and effective, and

•	demonstrate that its drug offers a material benefit to patients, especially in cases where the patent exclusivity on some of its competitors drugs, like Pfizer’s Aricept®, is expiring.

•	establish a viable Good Manufacturing Process capable of potential scale up.

The time frame necessary to achieve these developmental milestones may be long and uncertain, and the Company may not successfully complete these milestones for any of its intended products in development.

Although the Company completed the Phase II clinical trial of Huperzine A, Huperzine A is subject to additional developmental risks which include the following:

•	the uncertainties arising from the interpretation of the Phase II results;

•	the uncertainties arising from the rapidly growing scientific aspects of drug therapies and potential treatments;

•	uncertainties arising as a result of the broad array of potential treatments related to neurological disease; and

•	anticipated expense and time believed to be associated with the development and regulatory approval of treatments for neurological disease.

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

Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data is susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The Company is also not able to assure that the results of the tests already conducted will be consistent with prior observations or support the Company’s applications for regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of a potential drug, resulting in delays to commercialization, and could materially harm the Company’s business. The Company’s clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for the Company’s drugs, and thus its proposed drugs may not be approved for marketing. Even after approval, further studies could result in withdrawal of FDA and other regulatory approvals and voluntary or involuntary withdrawal of products from the market.

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

The Company’s product development efforts may not result in commercial products.

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

The Company will require significant additional funding and may have difficulty raising needed capital in the future because of its limited operating history and business risks associated with the Company’s drug technology.

The Company’s business currently does not generate significant revenue from the Company’s proposed products and its limited revenue may not be sufficient to meet its future capital requirements. The Company does not know when, or if, this will change. The Company has expended and will continue to expend substantial funds in the research, development and clinical and pre-clinical testing of its drug technology. The Company will require additional funds to conduct research and development, establish and conduct clinical and pre-clinical trials, establish commercial scale manufacturing arrangements, provide for the marketing and distribution of its products and/or support its obligations under collaborative, joint and strategic alliances or licensing arrangements. Additional funds may not be available on acceptable terms, if at all. The Company has already implemented cost reductions following receipt of the results of its Phase II clinical trial of Huperzine A and delayed any expenditures relating to the study of the transdermal delivery system of Huperzine A. If adequate funds are unavailable from any available source, the Company may have to further delay, reduce the scope of or eliminate one or more of its research or development programs or product launches or marketing efforts which may materially harm the Company’s business, financial condition and results of operations.

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

The Company may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. The Company may seek to raise any necessary additional funds through the exercising of warrants, equity or debt financings, collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders or otherwise have a material effect on the Company’s current or future business prospects. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, the Company may have to relinquish economic and/or proprietary rights to some of the Company’s technologies or products under development that the Company would otherwise seek to develop or commercialize by itself. If adequate funds are not available, the Company may be required to significantly reduce or refocus its development efforts with regard to its drug technology, compounds and drugs.

If the Company fails to negotiate or maintain successful collaborative arrangements with third parties, the Company’s development and commercialization activities may be delayed or reduced.

In the past, the Company has entered into, and expects to enter into in the future, collaborative arrangements with third parties, such as universities, governmental agencies, charitable foundations, manufacturers, contract research organizations and corporate partners, who provide the Company with funding and/or who perform research, development, regulatory compliance, manufacturing or commercialization activities relating to some or all of the Company’s product candidates. If the Company fails to secure or maintain successful collaborative arrangements, its development and commercialization activities may be delayed or reduced. Under certain circumstances, partners, universities and other collaborators, may acquire certain rights in newly developed intellectual property developed in conjunction with the Company.

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

Since inception the Company has recorded operating losses. As of December 31, 2007, the Company had a stockholders’ equity of approximately $5,263,649 and an accumulated deficit of approximately $(32,830,653). In addition, the Company expects to incur increasing operating losses over the next several years as the Company continues to incur increasing costs for research and development and clinical trials, compliance with governmental regulations and in other development activities. The Company’s ability to generate revenue and achieve profitability depends upon its ability, alone or with others, to complete the development of its proposed products, obtain the required regulatory approvals and manufacture, market and sell its proposed products. Development is costly and requires significant investment. In addition, the Company may choose to license rights to particular drugs. The license fees for such drugs may increase the Company’s costs.

The Company has not generated any revenue from the commercial sale of its proposed products in development or any drugs and does not expect to receive such revenue in the near future. The Company’s primary activity to date has been research and development. Revenues to date have been primarily from sales of inventory of imported Huperzine, which may be continued by the Company. The Company may however, elect to reduce or eliminate entirely these sales efforts as the Company refocuses its efforts on drug development and approval.

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

As of March 17, 2008, the Company has not engaged in discussions, received any communications, nor does the Company have any reason to believe that any third party is challenging or has the proper legal authority to challenge the Company’s intellectual property rights or those of the actual patent holders, or the Company’s licenses.

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

If the Company is unable to hire and retain additional qualified personnel, the Company’s business may be harmed.

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

The continuing efforts of government and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of health care may affect the Company’s future revenues and profitability, and the future revenues and profitability of the Company’s potential customers, suppliers and collaborative partners and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could materially harm the Company’s business, financial condition and results of operations.

The Company’s ability to commercialize its products will depend in part on the extent to which appropriate reimbursement levels for the cost of its products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Third party payors are increasingly challenging the prices charged for medical drugs and services. Also, the trend toward managed health care in the U.S. and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and drugs, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of the Company’s drugs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially harm the Company’s ability to operate profitably.

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

The Company is a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act. It may be time consuming, difficult and costly for the Company to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause the Company’s expenses to be higher than they would be if the Company had remained privately-held. The Company may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If the Company is unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, the Company may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act. Additionally, the Company will incur substantial expenses in connection with the preparation of a registration statement and related documents to register certain shares of the Company’s common stock which it is obligated to register.

Risks Relating to the Company’s Common Stock

The market price of the Company’s common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of the Company’s common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond the Company’s control, including:

•	announcements relating to the interpretation of the results from the Company’s Phase II clinical trial;

•	announcements or developments related to the products of the Company’s competitors;

•	quarterly variations in the Company’s operating expenses;

•	issuances or sales of capital stock by the Company; and

•	sales of the common stock by the Company’s founders or other selling stockholders.

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of the Company’s common stock in the future, which could affect its trading price.

The Company’s common stock is currently traded on the Pink Sheets under the symbol “NHPI.”

The Company’s common stock may be considered a “penny stock” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of the common stock and reducing the liquidity of an investment in the common stock.

Because the Company became public by means of a reverse merger, it may not be able to attract the attention of major brokerage firms.

There may be risks associated with the Company becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of the Company because there is no incentive to brokerage firms to recommend the purchase of the Company’s common stock.

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

Item 2.	Description of Property.

The Company leases office space at One Penn Plaza, Suite 1503, New York, New York 10019.

Item 3.	Legal Proceedings.

The Company is not a party to any pending legal proceedings.

Item4.	Submission of Matters to a Vote of Security Holders.

The Company did not submit any matter to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company’s common stock is currently traded on the Pink Sheets under the symbol “NHPI.”

The Company’s common stock was first traded on the OTCBB market on February 2, 2006 until the common stock began trading on the NASDAQ Capital Market on April 24, 2007. The Company’s common stock was delisted from the NASDAQ Capital Market on April 2, 2008. The following table sets forth the high and low sales prices for the period during which the common stock has been traded on the NASDAQ Capital Market and the range of the high and low bid prices for the period during which the common stock was traded on the OTCBB market. The information provided for our trading on the OTCBB market, as reported by the National Quotation Bureau, represents interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	Bid Price Per Share
	High	Low
February 2006 - March 2006	$10.73	$5.49
April 2006 - June 2006	$9.15	$5.00
July 2006 - September 2006	$8.00	$5.25
October 2006 - December 2006	$7.50	$5.00
January 2007 - March 2007	$7.25	$4.75
April 2007 – June 2007	$8.15	$5.82
July 2007 – September 2007	$6.47	$4.25
October 2007 – December 2007	$5.50	$3.01
January 2008 – March 2008	$4.40	$0.40

Stockholders

As of March 17, 2008, the Company believes there were approximately 123 holders of record of its common stock. The Company believes that a greater number of holders of its common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain all available funds and any future earnings to fund the development and growth of its business and does not anticipate declaring or paying any cash dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered equity securities during the year ended December 31, 2007 that were not previously reported on a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.

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

The Company is an early stage pharmaceutical company focused on developing innovative drugs for the treatment of degenerative neurological diseases. The Company’s most advanced product candidate, Huperzine A, recently completed a Phase II clinical trial in the U.S. which tested Huperzine A for efficacy and safety in the treatment of mild to moderate Alzheimer’s disease.

The Phase II clinical trial compared the safety, tolerability and efficacy of either 200 or 400 micrograms of Huperzine A on cognitive function, activities of daily living and behavior. Results showed that there was no statistical difference in the mean change AD Assessment Scale-Cognitive (ADAS-Cog) scores, the primary endpoint, after 16 weeks treatment with Huperzine A 200 micrograms bid compared to placebo (p=0.81). However, data demonstrated that the higher dose tested, 400 micrograms bid, showed cognitive enhancement on the ADAS-Cog versus placebo. The maximum cognitive improvement was observed at week 11 of treatment (p=0.001). Over 16 weeks Huperzine A (400 micrograms bid) improved cognition compared to placebo (p=0.03) and there was a trend to cognitive improvement over placebo at week 16 (p=0.069). In this clinical trial, there was an unexpected improvement in cognition in the placebo group at week 16 versus baseline. On other secondary endpoints, including clinical global impression of change (ADCS-CGIC) and the Neuropsychiatric Inventory (NPI) there was no statistical difference between placebo and either 200 or 400 micrograms bid after four months treatment. However, there was a trend to improvement on activities of daily living (ADCS-ADL) with 400 micrograms bid (p=0.077). Huperzine A was safe and well tolerated. Overall the incidence of adverse events during the study was similar between both doses of Huperzine A and placebo. Following completion of the double-blind part of this clinical trial, subjects were invited to receive Huperzine A treatment in an open-label fashion for up to one year: 82% of subjects accepted this invitation.

After receiving the results of the Phase II clinical trial of Huperzine A, the Company conducted a detailed review of those results. Based on its review, the Company believes that there is substantial support within the results that Huperzine A can become a safe and effective treatment for Alzheimer’s disease. In order to validate the current information on the compound and review the Company’s analysis of the results, in March 2008 the Company entered into an agreement with Numoda Corporation (“Numoda”) pursuant to which Numoda will review the results and will provide a report to the Company on its findings.

In view of the results of the Phase II clinical trial, the Company is currently reviewing its options for moving forward with its business. Currently, the Company expects to focus upon the development of collaborative, joint and strategic alliances and licensing arrangements with one or more pharmaceutical companies for the further development of Huperzine A and also expects to consider merger and/or acquisition opportunities. The Company will further evaluate these opportunities based upon the results of Numoda’s review and report, and the Company also expects that Numoda will assist the Company in interpreting and presenting the results of the Phase II clinical trial to potential partners, licensees and merger or acquisition candidates.

The Company has also studied the transdermal delivery of Huperzine A. The Company believes that Huperzine A can effectively be delivered transdermally because of its low dosage requirement and low molecular weight. The Company believes that a transdermal patch could be a better way to deliver Huperzine A because the patch may provide the drug for transdermal delivery for up to between three and five days while avoiding the gastrointestinal tract. Although the Company initially expected to begin Phase I clinical trials in the first quarter of 2008, the Company has elected to postpone any decision or expenditures related to such a trial until after Numoda has delivered its report and the Company has considered its options.

Worldwide research thus far suggests that, in addition to Alzheimer’s Disease, Huperzine A may be effective in treating other dementias and myasthenia gravis. Also, research suggests that it has potential neuroprotective properties that may render it useful as a protection against neurotoxins, and it has an anti-oxidant effect.

In addition to Huperzine A, the Company has worked on two pre-clinical development programs: one for second generation anti-amyloid compounds or disease modifying drugs for Alzheimer’s disease and, secondly, development of a series of compounds targeted to treat and prevent epilepsy. The Company’s efforts however, have principally focused on its primary product.

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

Plan of Operation

Based upon the completion of a Phase II clinical trial of Huperzine A, the Company is currently reviewing its options for moving forward with its business. Currently, the Company expects to focus upon the development of collaborative, joint and strategic alliances and licensing arrangements with one or more pharmaceutical companies for the further development of Huperzine A and also expects to consider merger and/or acquisition opportunities. The Company will further evaluate these opportunities based upon the results of Numoda’s review and report, and the Company also expects that Numoda will assist the Company in interpreting and presenting the results of the Phase II clinical trial to potential partners, licensees and merger or acquisition candidates.

The Company presently believes the estimated additional costs to bring Huperzine A to market as an oral dose drug after completing clinical trials will be substantial and no assurances as to future costs can be made or that the Company will be able to fund them. Currently, the Company expects to focus upon the development of collaborative, joint and strategic alliances and licensing arrangements with one or more pharmaceutical companies for the further development of Huperzine A and also expects to consider merger and/or acquisition opportunities. The Company anticipates that it would be necessary to obtain collaborative partners who would be primarily responsible for the sale and distribution of Huperzine A products after obtaining FDA approval for Huperzine A.

The principal use of the Company’s cash and cash equivalents is to review the results of its Phase II clinical trial of Huperzine A and pursuing the development of collaborative, joint and strategic alliances and licensing arrangements with one or more pharmaceutical companies and/or acquisition or merger candidates.

The Company has generated limited revenue from operations to date, and expects to continue generating limited operating revenue for several years. Substantially all of the Company’s operations to date have been funded through the sale of its securities, and the Company expects this to continue to be the case for the foreseeable future.

Following the receipt of the results of the Phase II clinical trial of Huperzine A, to improve its liquidity and help ensure that it has sufficient cash and cash equivalents for the next 12 months, the Company implemented certain cost reductions in the first quarter of 2008 and delayed the implementation of certain research programs, including the previously planned Phase I trial for the transdermal patch. The Company anticipates, based on current plans and assumptions relating to operations, including the implementation of its cost reductions, that its cash and cash equivalents are sufficient to satisfy its contemplated cash requirements to implement its business plan for the next twelve months. In the event that the Company’s cash and cash equivalents prove to be insufficient to fund the implementation of its business plan (due to a change in the Company’s plans or a material inaccuracy in its assumptions, or as a result of unanticipated expenses, technical difficulties or other unanticipated problems), the Company will be required to seek additional financing sooner than anticipated in order to proceed with such implementation. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable the Company may have to delay, reduce the scope of or eliminate one or more of its research or development programs, product launches or marketing efforts which may materially harm the Company’s financial condition and operations.

Results of Operations

The following discussion provides a comparison of the Company’s results from operations for the year ended December 31, 2007 to the year ended December 31, 2006.

The Company had revenues from operations of $458,870 for the year ended December 31, 2007, a 50.8% increase from the $304,240 in revenue achieved from the year ended December 31, 2006. The increase in revenue was a result of an increase in product sales to the Company’s single customer of natural Huperzine.

Cost of goods sold as a percentage of the Company’s revenue was 47% for the year ended December 31, 2007, compared with 51% for the year ended December 31, 2006. The Company’s cost of goods sold remained relatively constant as a percentage of the Company’s revenue as the Company continues to purchase its natural Huperzine from the same supplier as the prior year on substantially similar terms.

The Company’s total selling, general and administrative expenses increased from $1,765,486 for the year ended December 31, 2006 to $2,561,402 for the year ended December 31, 2007. This increase was the result of the Company’s expansion of its executive management and salaries and benefits in response to the acquisition of Q-RNA. Additionally, a portion of the increase in the selling, general and administrative expenses from the prior year is attributable to the increased costs associated with being a public company.

Share based compensation for the year ended December 31, 2007 was $2,427,904, an increase from the $327,835 for the year ended December 31, 2006. The increase in share based compensation was attributable to options granted during the year ended December 31, 2007 to Messrs. Barrett, McIntosh, Shearman and Wong and options paid to directors in lieu of director fees pursuant to the Non-Management Director Deferral Program.

The Company’s research and development costs increased from $2,674,714 for the year ended December 31, 2006 to $3,523,954 for the year ended December 31, 2007, as a result of the expansion of the Company’s clinical development portfolio for Huperzine A and preclinical research in compounds acquired from Q-RNA. These costs exclude $16,805,787 assigned by the Company in the year ended December 31, 2006, as in-process research and development in accordance with FASB Statement No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” The Company expects operating expenses in 2008 to decrease as it looks to pass on future expenditures to collaborative licensing partners with one or more pharmaceutical companies and/or acquisition or merger candidates.

In December 2003, the Company entered into a clinical research agreement, which was amended in November 2005, with Georgetown pursuant to which Georgetown provided the Company with Phase II research on Huperzine A. The costs associated with this agreement totaled $3,146,667 and were partially funded by the National Institutes of Health. The Company’s portion of the total cost was $1,846,667 and payable in installments upon the achievement of certain milestones.   On December 8, 2006, the Company announced the expansion in the size of the Phase II clinical trial by 60 participants, an increase of 40%.   The Company’s portion of the total cost increased by another $2,190,175 and is payable in installments. For the years ended December 31, 2007 and 2006, the payments made by the Company to Georgetown under the terms of the clinical research agreement were approximately $1,183,167 and $952,500, respectively, and the total payments made by the Company to Georgetown since inception of the agreement were approximately $3,110,667.   These costs are reflected in the Research and Development caption of the Statement of Operations. The Company expects to make additional payments in 2008 to Georgetown of $926,175 related to an open label extension which extension is expected to be completed in the second half of 2008.

On February 1, 2006, the Company entered into an exclusive development agreement with Org Syn for the development by Org Syn of synthetic Huperzine A, in accordance with the terms of the Agreement. Org Syn received an aggregate of $175,894 upon the execution of the Agreement. For the years ended December 31, 2007 and 2006, the payments made by the Company to Org Syn were approximately $11,375 and $419,500, respectively, and are reflected in the Research and Development caption of the Statement of Operations. Org Syn may receive up to an additional $75,000 upon the achievement of certain milestones for services rendered under the Agreement.

On March 15, 2006, the Company entered into a development agreement with XEL for the development of the Huperzine A Transdermal Delivery System (“Product”). Under the terms of the agreement, the Company paid XEL a $250,000 fee upon the execution of the agreement and paid an additional $92,500 per month during the development of the Product, including the first six months of 2007. The Delivery Product was completed in July 2007. Between August 2007 and December 2007, the Company paid XEL an additional $92,500 per month to fund the further development of the Product. For the years ended December 31, 2007 and 2006, the payments made by the Company to XEL were approximately $1,111,250 and $1,081,000, respectively, and are reflected in the Research and Development caption of the Statement of Operations. The Company and XEL intend to seek domestic and foreign patent protection for the Product.

As part of the acquisition of Q-RNA, the Company assumed exclusive license agreements with PARTEQ. Under the terms of the exclusive PARTEQ Licensing Agreement the Company made an initial one-time license fee of C$25,000 and since January 1, 2008 has been obligated to pay fixed annual fees of C$283,000 for the Alzheimer’s research in equal quarterly installments. The Company may also be required to make quarterly royalty payments of 3% of net sales of the licensed products, with a minimum annual royalty of C$10,000 for 2007, C$20,000 for 2008, C$30,000 for 2009 and C$40,000 for 2010 and each subsequent calendar year. Until such time as the Company has a licensed product, the Company will not have to make any quarterly payments. The Company is also obligated to make the following milestone payments: C$100,000 upon completion of a Phase I trial of a licensed product, C$250,000 upon completion of a Phase II trial of a licensed product, and C$1,000,000 upon the first FDA approval (as such term is defined in the PARTEQ Licensing Agreement). The Company does not currently anticipate having a licensed product in the near term. The Company also has the right to sub-license with the payment of 20% of all non-royalty sublicensing consideration.

Under the terms of the Exclusive Patent License Option Agreement with PARTEQ (the “Epilepsy Agreement”) grants the Company a three-year option to acquire an exclusive worldwide license to all innovations and developments, including the patent applications and additional filings, related to specified patents for research on Epilepsy. The Company made a non-refundable, non-creditable option payment of $10,000 when it entered into the Epilepsy Agreement in 2006. The Company made an additional payment of $45,000 to PARTEQ in the year ended December 31, 2007 for expenses that should have been paid by Q-RNA in the year ended December 31, 2005. The Company also began to pay fixed annual fees of C$150,800 in quarterly installments of C$37,700 beginning on March 1, 2008. If the Company exercises its option, the Company will make a non-refundable, non-creditable license payment of C$17,500 at the time of such exercise. If the Company exercises its option, it will be required to make quarterly royalty payments of 3% of net sales of the licensed products (as such term is defined in Epilepsy Agreement), with a minimum annual royalty of C$10,000 through the second anniversary of the license, C$20,000 through the third anniversary of the license, C$30,000 through the fourth anniversary of the license and C$40,000 through the fifth anniversary of the license and each subsequent anniversary. If the Company exercises its option, it is also obligated to make the following milestone payments: C$100,000 upon completion of a Phase I trial of a licensed product, C$250,000 upon completion of a Phase II trial of a licensed product, and C$1,000,000 upon the first FDA approval (as such term is defined therein). If the Company exercises its option, the Company also has the right to sub-license with the payment of 20% of all non-royalty sublicensing consideration. For the years ended December 31, 2007 and 2006, the payments made by the Company to PARTEQ under these agreements have been approximately $457,115 and $48,600, respectively.

The Company holds a license for two composition of matter patents and four process patents for Racemic Huperzine A, Huperzine A and their analogues and derivatives from the Mayo Foundation. The Company has a license to the four process patents pursuant to a Technology License Contract with the Mayo Foundation (the “Mayo Licensing Agreement”). For the year ended December 31, 2007 and 2006, the total research and development costs incurred by the Company under this Agreement have been approximately $18,888 and $205,000, respectively. The total costs accrued and incurred since inception of the agreement were approximately $350,000 and are reflected in the Research and Development caption of the Statement of Operations. Although the Company has accrued certain costs relating to the Mayo Licensing Agreement, because of uncertainty between the Company and Mayo over the interpretation of the agreement, it is uncertain when or whether those expenses actually will be paid.

Liquidity and Capital Resources

The Company has generated limited revenue from operations to date, and expects to continue generating limited operating revenue from the sale of natural Huperzine. Substantially all of the Company’s operations to date have been funded through the sale of its securities, and the Company expects this to continue in the foreseeable future.

Historically, the principal uses of the Company’s cash and cash equivalents have been concluding the Phase II clinical trials, developing alternative delivery technologies, improving on the synthetic processes, and continuing to fund pre-clinical compounds associated with the agreements with PARTEQ. Although the Company has developed plans related to its operations, management continues to retain significant flexibility for the uses of Company funds. In addition to meeting its working capital needs, the Company may also use its cash and cash equivalents to acquire additional products or technologies. Currently, the principal uses of the Company’s cash and cash equivalents are investigating the results of the Phase II clinical trials.

During the year ended December 31, 2007, the Company experienced an increase in selling, general and administrative expenses compared to the year ended December 31, 2006. The increases were largely attributable to increases in salaries and employee benefit expenses resulting from the Company’s expansion of its executive management team following the acquisition of Q-RNA and the employment of a new Chief Executive Officer. To improve its liquidity and ensure that it has sufficient cash and cash equivalents for the next 12 months, the Company implemented certain cost reductions in the first quarter of 2008 and delayed the implementation of certain research programs, including the previously planned Phase I trial for the transdermal patch.

The Company expects to make additional payments by June 30, 2008 to Georgetown of $926,175 related to an open label extension which extension will expire in June 2008. The Company also expects to continue making payments to PARTEQ of C$108,000 each quarter as a result of the renewal of the Alzheimer’s Agreement and Epilepsy Agreement with PARTEQ. The Company may also incur additional expenses if it pursues certain contractual rights or activities that are at its discretion, including exercising its option to license the Product in North America from XEL, pursuant to which it would pay XEL an initial license fee of $400,000 and up to an aggregate of $2.8 million in additional payments upon the achievement of certain milestones.

The Company may also incur additional expenses in connection with its agreement with Numoda Corporation (“Numoda”). Following Numoda’s delivery of its analysis of the Phase II clinical trials, the Company will pay Numoda $100,000. The Company may be obligated to pay Numoda up to $400,000 of additional payments (a “Deferred Payment”) if the Company enters into an agreement for the sale or license of the Company’s products, or an agreement to merge or sell the Company (each a “Transaction”). If the aggregate consideration paid to the Company in such a Transaction is $1,000,000 or less, the Deferred Payment will be $200,000. If the aggregate consideration paid to the Company in a Transaction is more than $1,000,000 but less than $5,000,000, the Deferred Payment will be $250,000. If the aggregate consideration paid to the Company in a Transaction is more than $5,000,001 but less than $10,000,000, the Deferred Payment will be $300,000. If the aggregate consideration paid to the Company in the Transaction is more than $10,000,000, the Deferred Payment will be $400,000. Additionally, the Company will be obligated to pay Numoda a fee equal to 3.5% of the aggregate consideration paid to the Company in a Transaction, provided that the Transaction is completed at any time during the term of the agreement, or prior to March 3, 2011, and Numoda has either introduced such party to the Company or materially assisted the Company in facilitating such a Transaction.

To fund the implementation of its business plan, the Company has historically engaged in equity financing through existing investors and potential new investors. If the Company does not enter into a Transaction that provides it substantial liquidity, it may engage in additional financing efforts. Additional funds may not be available or not available on acceptable terms, if at all. Given the anticipated cash expenditures, the potential cash requirements and the lack of sufficient cash to fully fund those expenses, the Company is continually analyzing alternative ways in which it can preserve its cash and cash equivalents, including the potential delay, reduction in scope of or elimination of some of its research or development programs. If the Company is unable to raise additional financing and is forced to take such measures, they may materially harm the Company’s prospects, financial condition and future operations.

During 2007, the Company issued 2,016,930 shares of its Common Stock in private placements of the Company’s securities, raising gross proceeds of $7,379,005. Costs and expenses related to these private offerings, including, placement agent, legal, accounting and printing fees, totaled in the aggregate, $376,548 and were charged to additional paid-in capital.

In addition to the aforementioned private placements, the Company received approximately $46,000 from the exercise of options to purchase 12,059 shares of common stock.

During the year ended December 31, 2007, the Company issued 20,000 shares of restricted stock for services rendered. The Company recognized an expense of $121,000 relating to the issuance of those shares and are reflected in the Selling, General and Administrative Expenses caption of the Statement of Operations.

During the third quarter of 2007, 100,729 shares of common stock were issued to investors that purchased common stock and warrants from the Company in the private offerings that took place in the first quarter of 2006 and between November 2006 and March 2007. The shares were issued in accordance with the provisions of registration rights agreements between the Company and the purchasers of securities in those offerings. The aforementioned registration rights agreements required the Company to pay an amount equal to 1% payable in the Company’s common stock, up to a maximum 6%, of the aggregate dollar amount of securities purchased by such investors if the Company did not file a resale registration statement or have such registration statement declared effective by the dates set forth in each agreement. The Company issued the maximum 6% of shares and is under no obligation to issue any additional shares pursuant to the terms of the registration rights agreements described above.

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

Item 7.	Financial Statements

The Company’s Consolidated Financial Statements and the Report of the Independent Registered Public Accounting Firm appears at the end of this annual report.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

N/A

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (“CFO”) and Chief Financial Officer (“CFO”)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 8A was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this Report.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 8B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this report in that the Company will file a definitive proxy statement pursuant to Regulation 14A with respect to its 2008 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, the Company has adopted a Code of Ethics which can be reviewed and printed from its website, www.neurohitech.com.

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

Item 10.	Executive Compensation

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Item 13	Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated January 17, 2006, between Northern Way Resources, Inc., a Nevada corporation and Northern Way Resources, Inc., a Delaware corporation	8-K	2.1	1/23/06

2.2	Certificate of Ownership and Merger merging Northern Way Resources, Inc., a Nevada corporation into Northern Way Resources, Inc., a Delaware corporation	8-K	2.2	1/23/06

2.3	Articles of Merger merging Northern Way Resources, Inc., a Nevada corporation into Northern Way Resources, Inc., a Delaware corporation	8-K	2.3	1/23/06

2.4	Agreement of Merger and Plan of Reorganization, dated as of January 24, 2006, by and among Neurotech Pharmaceuticals, Inc., Marco Hi-Tech JV Ltd., and Marco Acquisition I, Inc.	8-K	2.1	1/30/06

2.5	Agreement and Plan of Merger, dated as of November 16, 2006, by and among Neuro-Hitech, Inc., QA Acquisition Corp., QA Merger LLC, Q-RNA, Inc., and Dr. David Dantzker, as the Representative of the Q-RNA, Inc. security holders.	8-K	2.1	12/5/06

3.1	Certificate of Incorporation of Neurotech Pharmaceuticals, Inc.	8-K	3.1	1/23/06

3.2	Certificate of Merger of Marco Acquisition I, Inc. with and into Marco Hi-Tech JV Ltd.	8-K	3.5	1/30/06

3.3	Certificate of Merger of Marco Acquisition I, Inc. with and into Marco Hi-Tech JV Ltd.	8-K	3.6	1/30/06

3.4	Certificate of Amendment of Certificate of Incorporation of Neurotech Pharmaceuticals, Inc., changing name to Neuro-Hitech Pharmaceuticals, Inc.	8-K	3.7	1/30/06

3.5	Certificate of Ownership and Merger effective August 11, 2006	8-K	3.1	8/11/06

3.6	By-laws of the Company	8-K	3.2	1/23/06

4.1	Form of Common Stock Purchase Warrant Certificate	8-K	4.1	1/30/06

4.2	Warrant to purchase common stock of Marco-Hitech JV Ltd. issued to Brown Brothers Harriman & Co.	8-K	4.2	1/30/06

4.3	Warrant to purchase common stock of Marco-Hitech JV Ltd. issued to Barry Honig	8-K	4.3	1/30/06

4.4	Form of Marco Hi-Tech JV Ltd. Registration Rights Agreement	8-K	10.4	1/30/06

4.5	Registration Rights Agreement, dated as of November 29, 2006, by and among Neuro-Hitech, Inc. and David Dantzker as the Representative of the Q-RNA, Inc. security holders	8-K	4.1	12/5/06

4.6	Registration Rights Agreement, dated as of November 29, 2006, by and among Neuro-Hitech, Inc. and individuals and entities that are parties to the Securities Purchase Agreement dated as of November 16, 2006	8-K	4.2	12/5/06

4.7	Form of $13 Warrant issued pursuant to the Merger.	8-K	4.3	12/5/06

4.8	Form of $18Warrant issued pursuant to the Merger.	8-K	4.4	12/5/06

4.9	Form of Warrant issued in connection with private offering	8-K	4.5	12/5/06

4.10	Stock and Warrant Purchase Agreement, dated as of November 29, 2007, by and among Neuro-Hitech, Inc. and the investors identified therein	8-K	4.1	12/19/07

4.11	Registration Rights Agreement, dated as of November 29, 2007, by and among Neuro-Hitech, Inc. and the investors identified therein	8-K	4.2	12/19/07

4.12	Form of Warrant issued in connection with private offering	8-K	4.3	12/19/07

10.1	Neurotech Pharmaceuticals, Inc. 2006 Incentive Stock Plan	8-K	10.1	1/30/06

10.2	Neurotech Pharmaceuticals, Inc. 2006 Non-Employee Directors Stock Option Plan	8-K	10.2	1/30/06

10.3	Form of Private Placement Subscription Agreement	8-K	10.3	1/30/06

10.4	Securities Purchase Agreement, dated January 5, 2006, by and between Marco Hi-Tech JV Ltd. and the investors signatory thereto	8-K	10.5	1/30/06

10.5	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and Reuben Seltzer	8-K	10.6	1/30/06

10.6	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and Alan Kestenbaum	8-K	10.7	1/30/06

10.7	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and John Abernathy	8-K	10.8	1/30/06

10.8	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and Mark Auerbach	8-K	10.9	1/30/06

10.9	Technology License Contract, dated as of June 1, 1997, by and between Mayo Foundation for Medical Education and Research and Marco Hi-Tech JV Ltd.	8-K	10.12	1/30/06

10.10	Clinical Research Agreement, dated March 1, 2002, by and between Georgetown University and Marco Hi-Tech JV Ltd.	8-K	10.13	1/30/06

10.11	Offer Letter, dated January 6, 2006, to John Abernathy from Marco Hi-Tech JV Ltd.	8-K	10.14	1/30/06

10.12	Offer Letter, dated January 5, 2006, to Mark Auerbach from Marco Hi-Tech JV Ltd.	8-K	10.15	1/30/06

10.13	Development Agreement dated February 1, 2006, between the Company and Org Syn Laboratory, Inc	10-QSB	10.1	5/15/06

10.14	Development Agreement dated March 15, 2006, between the Company and Xel Herbaceuticals, Inc	10-QSB	10.2	5/15/06

10.15	Securities Purchase Agreement, dated as of November 16, 2006, by and among Neuro-Hitech, Inc. and the investors identified therein.	8-K	2.2	12/5/06

10.16	Amendment No. 1 to 2006 Incentive Stock Plan	8-K	4.6	12/5/06

10.17	Amendment No. 2 to 2006 Incentive Stock Plan	8-K	4.7	12/5/06

10.18	Consultant Agreement, dated as of November 29, 2006, by and between Neuro-Hitech, Inc., and D.F. Weaver Medical, Inc., Donald F. Weaver, Principal Consultant.	8-K	10.1	12/5/06

10.19	2002 Q-RNA, Inc. Stock Incentive Plan	S-8	10.1	12/13/06

10.20	2006 Stock Incentive Plan	DEF 14A		6/05/07

10.21	Non-Management Directors Deferral Program	10-QSB	10.2	8/08/07

10.22	Officers Deferral Program	10-QSB	10.3	8/08/07

10.23	Employment Agreement, dated August 22, 2007, between Neuro-Hitech, Inc. and Gary Shearman	8-K	10.1	8/29/07

10.24	Director and Officer Indemnification Agreement, dated August 22, 2007, between Neuro-Hitech, Inc. and Gary Shearman	8-K	10.2	8/29/07

10.25	Employment Agreement, dated December 7, 2007, between Neuro-Hitech, Inc. and David Barrett	8-K	10.1	12/11/07

14.1	Code of Ethics	10-KSB	14.1	3/31/06

16.1	Letter from Dale, Matheson, Carr-Hilton Labonte, dated as of January 27, 2006	8-K	16.1	2/6/06

21.1	Subsidiaries	10-KSB	21.1	4/13/07

23.01	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Item 14.	Principal Accountant Fees and Services

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

NEURO-HITECH, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Neuro-Hitech, Inc.
New York, New York

We have audited the consolidated balance sheet of Neuro-Hitech, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neuro-Hitech, Inc. and Subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Moore Stephens, P.C.
MOORE STEPHENS, P.C.
Certified Public Accountants

New York, New York
March 28, 2008

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2007
ASSETS:
Current Assets:
Cash and Cash Equivalents	$6,137,592
Accounts Receivable	63,300
Inventory	33,821
Prepaid Expenses	11,861
Total Current Assets	6,246,574

Property and Equipment, net	4,248

Other Assets:
Security Deposit	13,226

Total Assets	$6,264,048

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts Payable and Accrued Expenses	$1,000,399
Total Current Liabilities	1,000,399

Stockholders' Equity:
Common Stock $.001 Par Value, Authorized: 44,999,900, Issued and Outstanding: 14,004,853	14,005
Common Stock - Class A $.001 Par Value, Authorized: 100, Issued and Outstanding: 0	-
Additional Paid-in Capital	39,270,951
Deferred Compensation	(1,190,654)
Accumulated Deficit	(32,830,653)

Total Stockholders' Equity	5,263,649

Total Liabilities and Stockholders' Equity	$6,264,048

The accompanying notes are an integral part of these consolidated financial statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended December 31,
	2007	2006

Sales	$458,870	$304,240
Cost of Goods Sold	215,854	155,014
Gross Profit	243,016	149,226

Operating Expenses:
Selling, General and Administrative Expenses	2,561,402	1,765,486
Research and Development Costs	3,523,954	19,480,501
Share-Based Compensation	2,427,904	327,835
Amortization of Deferred Compensation	242,447	130,905
Registration Payment Arrangement	490,550	-
Total Operating Expenses	9,246,257	21,704,727

(Loss) from Operations	(9,003,241)	(21,555,501)

Other Income:
Interest and Dividend Income	206,804	147,730
Total Other Income	206,804	147,730

(Loss) Before Provision for IncomeTaxes	(8,796,437)	(21,407,771)

Provision for Income Taxes	-	-

Net (Loss)	$(8,796,437)	$(21,407,771)

Basic and Diluted (Loss) per Weighted Average Common Shares Outstanding	$(0.71)	$(2.25)

Basic and Diluted Weighted Average - Common Shares Outstanding	12,351,746	9,528,650

The accompanying notes are an integral part of these consolidated financial statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' [Deficit] Equity

	Convertible Preferred Stock Series A		Class A - Common Stock		Common Stock		Additional Paid- In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Totals

Balance as of January 1, 2006	12,005	$12,005	-	-	8,654,112	$86,541	$2,478,373	-	$(2,626,445)	$(49,526)

Recapitalization as of January 18, 2006	(12,005)	(12,005)	100	$-	(1,626,860)	(79,514)	91,519			-
Private Placement of Common Stock, net of issuance costs of $353,127					3,026,204	3,026	8,152,378			8,155,404
Common Stock and Warrants Issued in Connection with Q-RNA merger, net of issuance costs of $271,394			-	-	1,800,000	1,800	16,532,593			16,534,393
Exercise of Stock Options			-	-	1,679	2	217			219
Share-Based Compensation Expense							327,835			327,835
Recognition of Non-Qualified Stock Options in accordance with Consulting Agreement							1,309,052	$(1,309,052)		-
Amortization of Deferred Compensation								130,905		130,905
Net (Loss)	-		-		-			-	(21,407,771)	(21,407,771)
Balance as of December 31, 2006	-	$-	100	$-	11,855,135	$11,855	$28,891,967	$(1,178,147)	$(24,034,216)	$3,691,459

Private Placement of Common Stock, net of issuance costs of $376,548					2,016,930	2,017	7,000,440			7,002,457
Repurchase of Class A Common Stock			(100)	-						-
Exercise of Stock Options					12,059	12	45,812			45,824
Share-Based Compensation Expense							2,427,904			2,427,904
Recognition of Warrants granted in connection with services to be rendered							254,954	(254,954)
Common Stock issued in connection with services rendered					20,000	20	120,980			121,000
Remeasurement of Non-Qualified Stock Options in accordance with Consulting Agreement							38,445
Amortization of Deferred Compensation								242,447		242,447
Penalty shares issued in connection with Registration Rights Agreement					100,729	101	490,449			490,550
Net (Loss)									(8,796,437)	(8,796,437)
Balance as of December 31, 2007	-	$-	-	$-	14,004,853	$14,005	$39,270,951	$(1,190,654)	$(32,830,653)	$5,263,649

The accompanying notes are an integral part of these consolidated financial statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2007	2006

Cash flows used in operating activities:
Net (Loss)	$(8,796,437)	$(21,407,771)

Adjustments to Reconcile Net (Loss) to Net Cash (Used In) Operating Activities:
Acquired Research and Development Costs	-	16,805,787
Share-Based Compensation Expense	2,427,904	327,835
Amortization of Deferred Compensation	242,447	130,905
Registration Payment Arrangement	490,550	-
Depreciation Expense	2,998	1,749
Other Share-Based Selling, General and Administrative Expenses	225,808	-

Change in operating assets and liabilities:
(Increase) Decrease in Assets:
Accounts Receivable	(37,500)	26,325
Inventory	(2,530)	(31,293)
Prepaid Expenses	(1,166)	(10,695)
Deferred Charges	93,750	(93,750)
Security Deposit	-	(13,226)
Increase (Decrease) in Liabilities:
Accounts Payable and Accrued Expenses	(261,707)	1,045,793
Due To Affiliate	-	(42,304)
Net cash (Used In) Operating activities	(5,615,883)	(3,260,645)

Cash flows from investing activities:
Business Acquisition and Related Costs	-	(271,394)
Investment in Property and Equipment	-	(8,995)
Net cash (Used In) Investing activities	-	(280,389)

Cash flows from financing activities:
Net Proceeds from Private Placement Offering of Common Stock	7,002,456	8,155,404
Proceeds from the Exercise of Options	45,824	219
Net cash provided by Financing activities	7,048,280	8,155,623

Net increase in cash and cash equivalents	1,432,397	4,614,589

Cash and cash equivalents, beginning of years	4,705,195	90,606

Cash and cash equivalents, end of years	$6,137,592	$4,705,195

Cash Paid For:
Income Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

The Company entered into a service agreement and issued 100,000 warrants measured at fair value as of the date the service agreement was ratified by the Company's Board of Directors. The fair value of these warrants approximated $255,000 and was recognized as Deferred Compensation in the Stockholders' Equity section of the Balance Sheet. During 2007, the Company ratably recognized approximately $112,000 of expense for the amortization of Deferred Compensation in accordance with the service term of the agreement.

In connection with the Q-RNA merger, the Company entered into a consulting agreement and issued 500,000 non-qualified stock options valued at their grant date fair value as of the date of the merger closing. The total fair value of these options approximated $1,309,000 and was recognized as Deferred Compensation in the Stockholders' Equity section of the Balance Sheet. During 2007, in accordance with vesting terms of the options, the Company remeasured and recognized approximately $170,000 of expense for the amortization of Deferred Compensation.

In connection with the reverse merger into Northern Way Resources - a non-operating public shell - shareholders of the former privately held company - Marco Hi-Tech J.V. LTD - converted their shares of preferred stock into common stock of the publicly traded Company for approximately $12,000.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

[1] Nature of Operations

Neuro-Hitech, Inc. (the “Company” or “Neuro-Hitech”) is an early stage pharmaceutical company focused on developing innovative drugs for the treatment of degenerative neurological diseases. The Company’s most advanced product candidate, Huperzine A, recently completed a Phase II clinical trial in the U.S. which tested Huperzine A for efficacy and safety in the treatment of mild to moderate Alzheimer’s disease. The Company has also studied the transdermal delivery of Huperzine A. The Company believes that Huperzine A can effectively be delivered transdermally because of its low dosage requirement and low molecular weight.

After receiving the results of the Phase II clinical trial of Huperzine A, the Company conducted a detailed review of those results. Based on its review, the Company believes that there is substantial support within the results that Huperzine A can become a safe and effective treatment for Alzheimer’s disease. In order to validate the current information on the compound and review the Company’s analysis of the results, in March 2008 the Company entered into an agreement with Numoda Corporation (“Numoda”) pursuant to which Numoda will review the results and will provide a report to the Company on its findings.

In view of the results of the Phase II clinical trial, the Company is currently reviewing its options for moving forward with its business. Currently, the Company expects to focus upon the development of collaborative, joint and strategic alliances and licensing arrangements with one or more pharmaceutical companies for the further development of Huperzine A and also expects to consider merger and/or acquisition opportunities. The Company will further evaluate these opportunities based upon the results of Numoda’s review and report, and the Company also expects that Numoda will assist the Company in interpreting and presenting the results of the Phase II clinical trial to potential partners, licensees and merger or acquisition candidates.

In addition to Huperzine A, the Company has worked on two pre-clinical development programs: one for second generation anti-amyloid compounds or disease modifying drugs for Alzheimer’s disease and, secondly, development of a series of compounds targeted to treat and prevent epilepsy. The Company’s efforts however, have principally focused on its primary product.

The Company has imported and sold inventories of natural Huperzine to vitamin and supplement suppliers to generate revenues. However, the majority of the Company’s operations to date have been funded through Company’s private placement of equity securities.

Liquidity

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. For the year ending December 31, 2007, the Company generated a net loss of approximately $8.8 million. As of December 31, 2007, the Company has funded its working capital requirements primarily through the sale of equity to founders, institutional and individual investors. Management intends to fund future operations through entrance into the commercial marketplace as well as additional equity or debt offerings.

There can be no assurance that the Company will be successful in obtaining financing at the level needed for long-term operations or on terms acceptable to the Company. In addition, there can be no assurance, assuming the Company is successful in commercializing its product, realizing revenues and obtaining new equity or debt offerings that the Company will achieve profitability or positive operating cash flow. The Company is incurring significant losses, which give rise to questions about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

[2] Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated. Approximately $459,000 and $6,264,000 of consolidated revenue and assets, after eliminations, respectively, are based upon the accounts of the parent and $0 and $0 of consolidated revenue and assets, after eliminations respectively, of the subsidiaries.

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

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid financial instruments with an original maturity of three months or less from the date acquired.

Concentrations of Credit Risk

Financial statement items which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and trade accounts receivable arising from the Company’s normal business activities. To mitigate cash risks, the Company places its cash with a high credit quality financial institution. At December 31, 2007, the Company had approximately $6,000,000 in this financial institution that is subject to normal credit risk beyond federally insured amounts.

Accounts Receivable

Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity. The Company routinely assesses the financial strength of its customers and maintains allowances for doubtful accounts for estimate of the amount of probable credit losses of accounts receivable balances outstanding. Account balances are charged against the allowance after all means of collection have been pursued and likelihood of collection is remote. The Company does not have any off-balance sheet credit exposure related to its customers. Based on management’s assessment of credit losses as of December 31, 2007, no allowance for doubtful accounts has been deemed necessary.

Inventory

Inventory is stated at the lower of average cost or market.

Property and Equipment

Furniture, fixtures and equipment are carried at cost. Depreciation is recorded on the straight-line method over three years, which approximates their useful life. Depreciation expense in 2007 and 2006 was $2,998 and $1,749, respectively.

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported in the statement of operations. During 2007 and 2006, there were no sales or retirements of property and equipment.

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

Basic earnings (loss) per share reflect the amount of earnings (loss) for the period attributable to each share of common stock outstanding during the reporting period. For the year ended December 31, 2007 and 2006, the Company recorded losses and as a result, the average number of common shares used in the calculation of basic and diluted loss per share have not been adjusted for the effects of potential common shares from unexercised stock options and warrants.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Deferred Compensation

In accordance with EITF Abstract No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company uses the Black-Scholes pricing model to value options granted in connection with services rendered, which are recorded as Deferred Compensation in the Stockholders’ Equity section of the balance sheet and are subsequently remeasured and charged to the appropriate expense for which the service relates.

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

Revenue Recognition

Revenues from product sales are recognized when products are shipped to the customer and risk of loss and transfer of title have carried over to the customer.

Research and Development Costs

All research and development costs are expensed as incurred and include costs paid to sponsored third parties to perform research and conduct clinical trials.

Advertising Expense

The cost of advertising is expensed as incurred. During 2007 and 2006, the Company incurred approximately $0 in advertising costs.

[3] Property and Equipment

December 31, 2007
Office Equipment	$8,995
Less: Accumulated depreciation	4,747
Net Office Equipment	$4,248

[4] Operating Lease

The Company leases office space under a three year lease expiring June 30, 2009. The Company is required to pay utilities, insurance and other costs related to the leased facilities.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2008	55,616
2009	28,131
Totals	$83,747

The Company’s lease on its office space has an escalation clause requiring increases over the lease term. The effect of the escalation clause which requires straight-line recognition over the lease term has not been recorded in accordance with SFAS No. 13 “Accounting for Leases” as it has been deemed immaterial.

[5] Common Stock

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

Upon acquisition of Q-RNA, the Company adopted Interpretation No. 4 (FIN), “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” In accordance with this interpretation, a substantial portion of the costs of the Q-RNA acquisition, $16,805,787 million, was assigned to in-process research and development and expensed upon acquisition as management deemed these assets to have no alternative future use.

The unaudited pro forma information below assumes that Q-RNA was acquired in fiscal 2006 with the impact of charges for in-process research and development costs being excluded.

The unaudited proforma information is presented for informational purposes only and is not indicative of the results of future operations or results that would have been achieved had the acquisition taken place at the beginning of fiscal year.

For the Year Ended December 31,
2006
Total Revenue	$304,200

Net [Loss]	$(5,402,784)

Basic and Diluted [Loss] Per Common Share	$(0.57)

The acquisition of Q-RNA provided the Company with intellectual property and a pipeline of preclinical compounds.

Private Placement Offerings

Immediately after the closing of the Merger on January 24, 2006, there were 7,027,252 shares of Neuro-Hitech Common Stock issued and outstanding and 100 shares of Neuro-Hitech Class A Common Stock issued and outstanding.

Prior to the closing of the Merger, the Company’s predecessor, Marco completed a private offering in which Marco received total gross proceeds of   $996,006, which after the closing of the merger with the Company, were converted into 664,004 shares of the Company’s common stock. Subsequent to the closing of the Merger, Neuro-Hitech completed a private offering of 1,750,000 shares of its common stock and warrants to purchase 437,500 shares of its common stock for $4,375,000 million in cash. The common stock was sold in the offering at $2.50 per share and the exercise price of the warrants is $5.00 per share. The warrants expire on January 24, 2009.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On November 29, 2006 Neuro-Hitech closed on the sale in a private offering of 612,200 shares of its common stock and warrants to purchase 306,100 shares of its common stock for $3,137,525 in cash.  The common stock was sold in the offering at $5.125 per share and the exercise price of the warrants is $7.00 per share. The warrants expire on November 29, 2011.

Between January 2007 and March 2007, the Company received total gross proceeds of $2,379,005 from the private placement with accredited investors of an aggregate of 464,196 shares of the Company’s common stock and warrants to purchase 232,098 shares of the Company’s common stock. The common stock was sold in the offering at $5.125 per share and the exercise price of the warrants was $7.00 per share. The warrants expire on November 29, 2011.

In December 2007, the Company received total gross proceeds of $5,000,000 from the private placement with accredited investors receiving an aggregate of 1,250,000 shares of the Company’s common stock and warrants to purchase 625,000 shares of the Company’s common stock. The common stock was sold in the offering at $4.00 per share and the exercise price of the warrants was $7.00 per share. The warrants expire on December 14, 2012.

In connection with these private placement offerings, placement agent, legal, accounting, printing and other costs in the aggregate amount of $376,548 and $353,127, were charged to Additional Paid-In Capital in the year ended December 31, 2007 and December 31, 2006, respectively.

Registration Payment Arrangement

During 2007, 100,729 shares of common stock were issued to investors that purchased common stock and warrants from the Company in the private offerings that the Company conducted in 2006 and 2007. The shares were issued in accordance with the provisions of a Registration Rights Agreement dated as of January 5, 2006 between the Company and the purchasers of securities in the 2006 Private Offering and a Registration Rights Agreement dated November 29, 2006 between the Company and the purchasers of securities in the 2007 Private Offering. The aforementioned registration rights agreements, required the Company to pay an amount equal to 1% payable in the Company’s common stock, up to a maximum 6%, of the aggregate dollar amount of securities purchased by such investors if the Company did not file a resale registration statement or have such registration statement declared effective by the dates set forth in each agreement. The shares of common stock issued to these investors had an aggregate value of approximately $491,000 and were expensed as a Registration Payment Arrangement which is reflected in the Selling, General and Administrative Expense caption of the 2007 Statement of Operations. The Company issued the maximum 6% of shares and is under no obligation to issue any additional shares pursuant to the terms of the registration rights agreements previously described.

Option Exercises

In addition to the aforementioned private placements, the Company received approximately $46,000 and $200 from the exercise of options to purchase 12,059 and 1,679 shares during 2007 and 2006, respectively.

Class A Common Stock

On April 24, 2007, immediately prior to listing of the Company’s Common Stock on the NASDAQ Capital Market, the Chief Executive Officer and Executive Vice President of the Company surrendered all of the Class A Common Stock they owned. The shares were repurchased for $2 and as of December 31, 2007, no Class A Common Stock remains outstanding.

[6] Research and License Agreements

Georgetown University

In December 2003, the Company entered into a clinical research agreement, which was amended in November 2005 and October 2007, with Georgetown pursuant to which Georgetown provided the Company with Phase II research. The costs associated with this agreement totaled $5,336,842 and were partially funded by the National Institutes of Health. The Company’s portion of the total cost is $4,036,842, and paid in installments upon the achievement of certain milestones.

For the years ended December 31, 2007 and 2006, the payments made by the Company to Georgetown under the terms of the clinical research agreement were approximately $1,183,167 and $952,500, respectively, and the total payments made by the Company to Georgetown since inception of the agreement were approximately $3,110,667. These costs are reflected in the Research and Development caption of the Statement of Operations.

The Company expects to make additional payments in 2008 to Georgetown of $926,175 related to an open label extension which extension will expire in June 2008.

Org Syn Laboratory, Inc.

On February 1, 2006, the Company entered into an exclusive development agreement with Org Syn for the development of synthetic Huperzine A. Org Syn received an aggregate of $175,894 upon the execution of the Agreement. For the years ended December 31, 2007 and 2006, the payments made by the Company to Org Syn were approximately $11,375 and $419,500, respectively.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For the years ended December 31, 2007 and 2006, the payments made by the Company to Org Syn were approximately $45,000 and $419,500, respectively, and are reflected in the Research and Development caption of the Statement of Operations.

Xel Herbaceuticals, Inc.

On March 15, 2006, the Company entered into a development agreement with Xel Herbaceuticals, Inc. (“XEL”) for the development of the Huperzine A Transdermal Delivery System (“Delivery Product”). Under the terms of the agreement, the Company paid XEL a $250,000 fee upon the execution of the agreement and paid XEL $92,500 per month during the development of the Delivery Product, including the first six months of 2007. The Delivery Product was completed in July 2007. The $250,000 signing fee paid upon the execution of the agreement was amortized ratably over the 16 month term of the agreement. Through December 31, 2007, the remaining $93,750 of unamortized signing fee was charged to the Statement of Operations and is reflected in the Research and Development Costs caption. Between August 2007 and December 31, 2007, the Company paid XEL an additional $92,500 per month to fund the further development of the Product. The Company and XEL intend to seek domestic and foreign patent protection for the Delivery Product.

If the Company elects to exercise its right to license the Delivery Product in the U.S. and Canada (“North America”) and to develop the Delivery Product on its own, the Company will pay XEL an initial license fee of $400,000 and up to an aggregate of $2.4 million in additional payments upon the achievement of certain milestones, including completion of a prototype, initial submission to the Food and Drug Administration (“FDA”), completion of phases of clinical studies and completion of the FDA submission and FDA approval. Similarly, if the Company elects to exercise its option to license the Delivery Product worldwide excluding China, Taiwan, Hong Kong, Macau and Singapore (“Worldwide”), and develop the Delivery Product on its own, the Company will pay XEL an additional initial license fee of $400,000 and up to an aggregate of $2.4 million in additional payments upon the achievement of comparable milestones. If XEL fails to obtain a U.S. or international patent, the corresponding license fee and milestone payments will be reduced by 50% until such time as XEL obtains such patent, at which time the unpaid 50% of all such milestone payments previously not made will be due. If the Company elects to exercise the licensing rights described above, the additional payments that the Company has made to XEL to further develop the Product would be applied toward the additional payments payable to XEL upon the achievement of certain milestones.

The Company will also be obligated to pay XEL royalty payments of between 7% and 10% of net sales, with such royalty payments subject to reduction upon the expiration of the patent or the launch of a generic product in the applicable territory. If a patent has not been issued in either the U.S. or Canada, the royalty payments will be subject to reduced rates of between 3% and 5% of net sales. Royalty payments for sales in the Worldwide territory will be subject to good faith negotiations between the parties.

If the Company elects to exercise its right to license the Delivery Product in North America and to develop the Delivery Product with a third party, the Company will pay XEL 50% of any initial signing fees and milestone fees (excluding any research and development fees) paid by such third party. Similarly, in the event that the Company decides to exercise its option to license the Product Worldwide and to develop the Product with a third party, the Company will pay XEL 50% of any initial signing fees and milestone fees (excluding any research and development fees) paid by such third party. If XEL fails to obtain a U.S. or international patent, the percentage of the corresponding fees will be reduced to 25%. The Company will pay XEL 20% of any royalty payments received by the Company from third-party sublicensees, or if the Product is not protected by at least one patent, 10% of any royalty received by the Company from sublicensees.

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

For the years ended December 31, 2007 and 2006, the total payments made by the Company to XEL under this agreement were approximately $1,111,250 and $1,081,000, respectively, and are reflected in the Research and Development caption of the Statement of Operations.

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

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Under the terms of the Alzheimer’s Agreement which was amended in early 2007, the Company will pay fixed annual fees of C$282,944.

The Exclusive Patent License Option Agreement with PARTEQ (the “Epilepsy Agreement”) grants the Company an option to acquire an exclusive worldwide license to all innovations and developments, including the patent applications and additional filings, related to specified patents related to research on Epilepsy. The Company made a non-refundable, non-creditable option payment of $10,000 when it entered into the Epilepsy Agreement in 2006. The Company made an additional payment of $45,000 to PARTEQ in the year ended December 31, 2007 for expenses that should have been paid by Q-RNA in the year ended December 31, 2005. If the Company exercises its option, the Company will make a non-refundable, non-creditable license payment of C$17,500 at the time of such exercise. If the Company exercises its option, it will be required to make quarterly royalty payments of 3% of net sales of the licensed products (as such term is defined in Epilepsy Agreement), with a minimum annual royalty of C$10,000 through the second anniversary of the license, C$20,000 through the third anniversary of the license, C$30,000 through the fourth anniversary of the license and C$40,000 through the fifth anniversary of the license and each subsequent anniversary. If the Company exercises its option, the Company is also obligated to make the following milestone payments: C$100,000 upon completion of a Phase I trial of a licensed product, C$250,000 upon completion of a Phase II trial of a licensed product, and C$1,000,000 upon the first FDA approval (as such term is defined therein). If the Company exercises its option, the Company also has the right to sub-license with the payment of 20% of all non-royalty sublicensing consideration.

Under the terms of the Epilepsy Agreement which was amended in early 2007, the Company will pay fixed annual fees of C$150,800.

For the years ended December 31, 2007 and 2006, the payments made by the Company to PARTEQ under these agreements have been approximately $457,115 and $48,600, respectively, and are reflected in the Research and Development caption of the Statement of Operations.

The following chart estimates the fixed annual research and development costs of the Company, excluding any exercise of the option under the Epilepsy Agreement and any milestone payments to Numoda or XEL.

Mayo Foundation

The Company holds a license for two composition of matter patents and four process patents for Racemic Huperzine A, Huperzine A and their analogues and derivatives from the Mayo Foundation. The Company has a license to the four process patents pursuant to a Technology License Contract with the Mayo Foundation (the “Mayo Licensing Agreement”). For the years ended December 31, 2007 and 2006, the total research and development costs incurred by the Company under this Agreement have been approximately $18,888 and $205,000, respectively. The total costs accrued and incurred since inception of the agreement were approximately $350,000 and are reflected in the Research and Development caption of the Statement of Operations. Although the Company has accrued certain costs relating to the Mayo Licensing Agreement, because of uncertainty between the Company and Mayo over the interpretation of the agreement, it is uncertain when or whether those expenses actually will be paid.

Year	Amount
2008	$1,416,545
2009	20,000
2010	30,000
2011	40,000
Total	$1,506,545

See Note 13 for description of a subsequent event related to the License Agreement with Numoda.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

[7] Employee, Director and Third Party Stock-Based Compensation

As of December 31, 2007 the Company had two stock-based compensation plans, which are described below. Effective January 1, 2006, the Company adopted the fair value method of recording stock-based compensation in accordance with the modified prospective method of SFAS No. 123(R), “Share-Based Payment.”

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

•	Options may only be issued as non-qualified stock options.

•	Stockholder approval is required in order to replace or reprice options.

•	The Directors Plan is administered by the a committee designated by the board.

•	Options shall be granted within ten years from the effective date.

•	Upon a “change in control” any unvested options shall vest and become immediately exercisable.

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

The following is the average of the data used for the aforementioned assumptions:

Year Ended December 31,	Risk-Free Interest Rate	Expected Term	Expected Volatility	Expected Dividends
2007	3.45%	5	55.16%	None
2006	4.45%	5	48.60%	None

A summary of the stock option activity under the Company’s Non-Employee Directors Stock Option Plan during the year ended December 31, 2007 is presented below:

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Options Outstanding as of 12/31/2007			Options Exercisable
	Weighted Average				Weighted
Exercise Price Range	Number of Shares Outstanding	Remaining Contractual Life	Exercise Price Per Share	As of 12/31/2007	Average Exercise Price Per Share	Aggregate Intrinsic Value
$0 to $2.50 per share	350,000	2.00	$2.50	233,334	$2.50	$396,668

	Year Ended December 31, 2007
	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2006	350,000	2.50	$595,000
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2007	350,000	$2.50	$595,000

Employee Stock Option Plan

The Company’s 2006 Incentive Stock Plan was initially approved by the Company’s stockholders on January 24, 2006. Amendments to the 2006 Incentive Stock Plan (as amended, the “Incentive Plan”) were approved by the Company’s stockholders at a meeting of the Company’s stockholders on June 26, 2007. Key features of the Incentive Plan include:

•
Company’s officers, directors, key employees and consultants of the Company and its subsidiaries are eligible to participate in the Incentive Plan. The term of the Incentive Plan is ten years. 3,250,000 shares of common stock are reserved for issuance under the Incentive Plan.

•	Both incentive and nonqualified stock options may be granted under the Incentive Plan, as well as Stock Appreciation Rights, Restricted Stock, Restricted Stock Units and Unrestricted Stock.

•	The Incentive Plan terminates on January 23, 2016.

•	The Incentive Plan is administered by a committee designated by the board.

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

Initial recognition of the deferred compensation approximated $1.3 million valued using the Black-Scholes option pricing model and was amortized by approximately $131,000 through December 31, 2006 due to vesting of the first 50,000 shares in accordance with achievement of the first successful year of completion of the sponsored research agreement from July 2005 through June 2006.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On November 29, 2006, Mr. McIntosh signed an employment agreement and received options to purchase 300,000 shares of the Company’s common stock, which option becomes exercisable as to 18,750 shares per quarter beginning as of the date of this agreement. The option has an exercise price of $5.85 per share. Pursuant to an amendment to Mr. McIntosh’s employment agreement which extended the term until May 28, 2008, in the event Mr. McIntosh remains employed by the Company until May 28, 2008, in addition to the vesting set forth above, the option shall then be immediately vested as to an additional 37,500 shares.

On November 29, 2006, Dr. Wong signed an employment agreement and received options to purchase 150,000 shares of the Company’s common stock, which option became exercisable as to 9,375 shares per quarter beginning as of the date of this agreement. The option has an exercise price of $5.85 per share. Pursuant to an amendment to Dr. Wong’s employment agreement which extended the term until May 28, 2008, in the event Dr. Wong remains employed by the Company until May 28, 2008, in addition to the vesting set forth above, the option shall then be immediately vested as to an additional 18,750 shares.

On April 10, 2007, the Company issued options to purchase an aggregate of 100,000 shares of its common stock to two of its non-employee directors, each at an exercise price of $5.85 per share.

During the Year ended December 31, 2007, David Barrett, the Company’s Chief Financial Officer, was granted various options to purchase the Company’s common stock. On April 20, 2007, Mr. Barrett was granted an option that was immediately exercisable as to 60,000 shares at an exercise price of $5.85 per share. On June 26, 2007, Mr. Barrett was granted an option to purchase 100,000 shares at an exercise price of $7.97 per share, which shares were immediately vested as to 40,000 shares and will vest as to 20,000 shares on May 10, 2008 and an additional 40,000 shares on May 10, 2009. On December 6, 2007, Mr. Barrett was granted an option to purchase 25,000 shares at an exercise price of $3.88 per share, which shares will vest as to 8,333 shares on December 1, 2008, an additional 8,333 shares on December 1, 2009 and 8,334 shares on December 1, 2010.

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

On June 26, 2007, the Company issued options to purchase 9,541 shares to each of its non-employee directors, or an aggregate of 38,164, each at an exercise price of $6.25 per share.

During 2007 and 2006, compensation costs on vested awards totaled approximately $2,428,000 an $328,000, and are reflected in Share-Based Compensation caption of the Statement of Operations.

During the year ended December 31, 2007, the Company accrued an expense of $138,308 for directors’ fees that would have been paid in that year. In lieu of the fees that would otherwise have been paid, the Company issued options to purchase 53,880 shares of the Company’s common stock to the non-management directors that elected to receive compensation for their service in the form of options pursuant to the terms of the Non-Management Directors Deferral Program. The number of shares underlying the options issued was determined by dividing the amount deferred by the Black-Scholes “value” of the last fair market value option grant made in the preceding fiscal year, as set forth in the Company’s audited financial statements for that preceding fiscal year. Similarly, the Company accrued an expense of $21,244 for compensation that would have otherwise been paid to one of its officers during the year ended December 31, 2007. In lieu of compensation that would have been paid in that year, the officer received options to purchase 8,276 shares of the Company’s common stock pursuant to the terms of the Officers Deferral Program. The number of shares underlying the option issued was determined by dividing the amount deferred by the Black-Scholes “value” of the last fair market value option grant made in the preceding fiscal year, as set forth in the Company’s audited financial statements for that preceding fiscal year.

	Options Outstanding as of 12/31/2007			Options Exercisable
	Weighted Average				Weighted
Exercise Price Range	Number of Shares Under Option	Remaining Contractual Life	Exercise Price Per Share	As of 12/31/2007	Average Exercise Price Per Share	Aggregate Intrinsic Value
$0 to $2.50 per share	290,000	8.00	$2.50	193,334	$2.50	$328,668
$2.51 to $4.25 per share	56,078	9.96	$4.06	31,078	$4.20	-
$4.26 to $6.25 per share	2,079,242	9.01	$5.68	673,118	$5.68	-
	2,425,319			897,529		328,668

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended December 31, 2007
	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,240,000	$5.07	-
Granted	1,185,319	$5.46	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2007	2,425,319	$5.26	-

As of December 31, 2007, there was $1,190,654 of total unrecognized compensation cost related to nonvested stock-based compensation in connection with a consulting agreement assumed by the Company pursuant to the Q-RNA merger and a consulting agreement the Company entered into in 2007 for services to be rendered. Approximately $131,000 and $111,000 of the amounts recognized as Amortization of Deferred Compensation in the 2007 Statement of Operations are in accordance with vesting provisions of the consulting agreement entered into in 2006 and the performance of services pursuant to the consulting agreement entered into in 2007, respectively. Similarly, all of the amounts reflected in Amortization of Deferred Compensation in the 2006 Statement of Operations relate to the vesting provisions of the consulting agreement entered into in 2006. For the years ended December 31, 2007 and 2006, approximately $242,000 and $131,000 was reflected in Amortization of Deferred Compensation in the Statement of Operations, respectively.

Options Assumed From Q-RNA Merger

As part of the Q-RNA merger, the Company assumed Q-RNA options outstanding which upon exercise will be exercisable into 199,286 shares of the Company’s common stock. Upon consummation of the Q-RNA Merger, the shares were immediately exercisable into the Company’s common stock.

	Options Outstanding as of 12/31/2007			Options Exercisable
	Weighted Average				Weighted
Exercise Price Range	Number of Shares Under Option	Remaining Contractual Life	Exercise Price Per Share	As of 12/31/2007	Average Exercise Price Per Share	Aggregate Intrinsic Value
$0 to $3.80 per share	-	-	-	-	-	-
$3.81 to $9.49 per share	1,210	5.75	$9.49	1,210	$9.49	-
$9.50 to $12.66 per share	151,080	5.88	$12.66	151,080	$12.66	-
	152,290			152,290

	Year Ended December 31, 2007
	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Assumed Upon Acquisition	199,286	$11.98	-
Exercised	1,679.13		$6,797
Expired	(2,049)	11.44	-
Granted
Outstanding at December 31, 2006	195,558	12.09	-
Exercised	12,059	3.80	$4,824
Expired	(31,209)	12.66	-
Granted	-
Outstanding at December 31, 2007	152,290	$12.62	-

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The intrinsic value for the 12,059 and 1,679 Q-RNA options exercised during the years ended December 31, 2007 and 2006 was $18,330 and $9,486, respectively.

See Note 5 for further description of the options assumed by the Company in connection with the Q-RNA merger.

Warrants to Non-Employees

Prior to the closing of the Merger with Northern Way Resources, Inc., the Company’s predecessor, the Company granted warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $2.50 per share.

In January 2006, in connection with a private offering of its securities, the Company granted warrants to purchase an aggregate of 437,500 shares of common stock at an exercise price of $5.00 per share.

In November 2006, in connection with a private placement offering, the Company granted warrants to purchase an aggregate of 306,100 shares of common stock at an exercise price of $7.00 per share.

Between January 1, 2007 and March 15, 2007, the Company granted warrants to purchase an aggregate of 232,098 shares of common stock at an exercise price of $7.00 per share. The warrants expire on November 29, 2011.

During the year ended December 31, 2007, the Company granted an aggregate of warrants to purchase an aggregate of 202,581 shares of common stock, 17,670 of which can be purchased at an exercise price of $7.00 per share prior to the expiration of such warrants on May 18, 2012, 9,911 at an exercise price of $5.13 per share prior to the expiration of such warrants on February 14, 2012, 75,000 at an exercise price of $7.97 per share prior to the expiration of such warrants on May 10, 2012 and 100,000 at an exercise price of $7.15 per share prior to the expiration of such warrants on February 14, 2011.

On December 14, 2007, the Company granted warrants to purchase an aggregate of 625,000 shares of common stock. The exercise price of these warrants is $7.00 per share unless the warrants are exercised prior to the later of (i) April 30, 2008 or (ii) thirty days after a registration statement registering the shares of common stock underlying the warrants is declared effective by the Securities and Exchange Commission, in which case the exercise price will be $5.00 per share. The warrants expire on December 14, 2012.

On December 14, 2007, the Company adjusted the number of shares issuable upon the exercise of warrants to purchase common stock issued in private offerings between November 2006 and March 2007. These adjustments were made in accordance with certain anti-dilution adjustment provisions in the issued warrants. In accordance therewith, the number of shares of common stock issuable upon exercise of those warrants will result, if exercised, in the issuance of an additional 151,366 shares of the Company’s common stock.

A summary of the warrant activity during the year ended December 31, 2007 is presented below:

	Options Outstanding as of 12/31/2007			Options Exercisable
	Weighted Average				Weighted
Exercise Price Range	Number of Shares Under Option	Remaining Contractual Life	Exercise Price Per Share	As of 12/31/2007	Average Exercise Price Per Share	Aggregate Intrinsic Value
$0 to $2.50 per share	100,000	2.00	$2.50	100,000	$2.50	$170,000
$2.51 to $5.00 per share	437,500	3.10	$5.00	437,500	$5.00	-
$5.01 to $7.97 per share	1,517,145	4.35	$7.05	1,517,145	$7.05	-
*$7.98 to $13.00 per share	600,356	8.92	$13.00	600,356	$13.00	-
*$13.01 to $18.00 per share	600,356	8.92	$18.00	600,356	$18.00	-
	3,225,357			3,225,357		$170,000

	Year Ended December 31, 2007
	Number of Warrants	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,044,312	$11.34	-
Granted	1,211,045	$7.06	-
Exercised	-	-	-
Expired	(40,000)	$0.98	-
Outstanding at December 31, 2007	3,225,357	$9.75	-

*See Note 5 for further description of the 1,200,712 warrants issued in connection with the acquisition of Q-RNA.

[8] Employment Contracts and Consulting Agreements

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

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In accordance with the terms of his Consultant Agreement, Dr. Weaver was eligible to receive $1,000 per day, pro rata as appropriate for services actually performed. The term of the Agreement was for one year from November 29, 2006 until November 29, 2007. Dr. Weaver did not receive any compensation in the years ended December 31, 2006 and December 31, 2007.

L. William McIntosh became the Company’s Chief Operating Officer on November 29, 2006. Mr. McIntosh’s annualized base salary will be $240,000 per year. Under the terms of his employment agreement, Mr. McIntosh shall devote, on average, four days a week to the business affairs of the Company and be compensated accordingly. The original term of the Agreement expired on November 29, 2007, but was extended until May 28, 2008 pursuant to an amendment of the agreement. For the years ended December 31, 2007 and 2006, Mr. McIntosh was paid $192,000 and $16,000, respectively.

William Wong became the Company’s Chief Scientific Officer on November 29, 2006. Dr. Wong’s annualized base salary will be $180,000 per year. Under the terms of his employment agreement, Dr. Wong shall devote, on average, three days a week to the business affairs of the Company and be compensated accordingly. The original term of the Agreement expired on November 29, 2007, but was extended until May 28, 2008 pursuant to an amendment of the agreement. For the years ended December 31, 2007 and 2006, Dr. Wong was paid $114,000 and $6,000, respectively.

On August 27, 2007, Dr. Gary Shearman became the Company’s Chief Executive Officer, President and a member of the Company’s board of directors. Dr. Shearman’s base salary will be $450,000 per year. In addition, Dr. Shearman will be eligible to receive bonus compensation of up to 50% of his base salary, in amounts to be determined by the Compensation Committee of the Board following Dr. Shearman’s achievement of certain performance objectives. The term of the agreement is four years from August 27, 2007, unless earlier terminated or extended and the fixed and determinable salary to be paid under the agreement is $450,000 or $1,800,000 in the aggregate. For the year ended December 31, 2007, Dr. Shearman was paid $159,750.

David Barrett, the Company’s Chief Financial Officer, entered into an executive employment agreement with the Company on December 7, 2007. Under the terms of Mr. Barrett’s employment agreement, Mr. Barrett will receive an annual base salary of $250,000. The agreement was effective December 1, 2007 and expires on November 30, 2010. In addition to his base compensation, Mr. Barrett will be eligible to receive bonus compensation of up to 25% of his base salary, in amounts to be determined by the Chief Executive Officer and approved by the Compensation Committee of the Board following Mr. Barrett’s achievement of certain performance objectives. For the year ended December 31, 2007, Mr. Barrett was paid $20,833 pursuant to the terms of his employment agreement. Mr. Barrett was paid $191,167 in compensation prior to the effectiveness of his employment agreement.

The following table summarizes the annual fixed minimum employment and consulting agreement obligations of the Company.

Year	Amount
2008	812,000
2009	700,000
2010	700,000
2011	519,417
2012	-
Thereafter	-
Total	$2,731,417

See Note 8 for a description of the option grants.

[9] Related Party Transaction

During 2006, the Company recorded allocated salary, payroll taxes and other operational expenses from a company affiliated through common ownership. In March 2006, the Company fully repaid the amount due to the affiliate totaling approximately $45,000.

[10] Income Taxes

For 2007 and 2006, the Company had no current or deferred income tax provision. Deferred taxes are based upon differences between the financial statement and tax basis of assets and liabilities and available net operating loss carryforwards summarized as follows:

	December 31,
	2007	2006
Deferred Tax Asset - Non-Current:
Net Operating Loss Carryforwards	$3,613,600	$2,475,600
Valuation Allowance	(3,613,600)	(2,475,600)
	$-	$-

A full valuation allowance has been established due to the uncertainty about the realization of the deferred tax asset. The net change during 2007 and 2006 in the total valuation allowance was approximately $1,138,000 and $1,439,600, respectively.

As of December 31, 2007, the Company has net operating loss carry-forwards of approximately $9,034,000. The Company’s net operating loss carry-forwards as of December 31, 2007 expire as set forth in the following table.

Year of Expiration	Amount
2012	$153,000
2021	21,000
2022	113,000
2023	634,000
2024	713,000
2025	955,000
2026	3,600,000
2027	2,845,000
$9,034,000

For the Years Ended December 31,	2007	2006
Federal statutory tax rate	-35.0%	-35.0%
Changes to valuation allowance	12.9%	0.06%
Effective state tax rate	0.1%	0.5%
Permanent differences	22.0%	34.44%
Effective Income tax rate	0.00%	0.00%

The utilization of the net operating losses were limited during 2007 based upon provisions established in Section 382 of the Internal Revenue Code. Total net operating losses incurred were approximately $6,200,000, however, limitation of these losses pursuant to applicable Internal Revenue Code provisions, based upon changes in ownership resulted in only $2,800,000 of these losses being available to offset future taxable income.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

[11] Supply Concentrations

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

[12] Recent Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated. However, the effect is indeterminable as of December 31, 2007.

In December 2007, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

 [13] Subsequent Events

On February 1, 2008, the Company announced top-line results from the double-blind part of a phase 2 clinical trial of Huperzine A in mild to moderate Alzheimer’s disease (AD) patients. On March 3, 2008, the Company entered into an agreement with Numoda corporation (“Numoda”) pursuant to which Numoda will review the results of the Company’s recently completed Phase II clinical trial of Huperzine A. After completing its review and delivering a report of its findings to the Company, the Company will consider its options for moving forward and Numoda will assist the Company in interpreting and presenting the results to potential licensing partners, purchasers and/or acquisition or merger candidates.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The terms of its agreement with Numoda, the Company made an initial payment to Numoda of $100,000. The Company will pay Numoda an additional $100,000 upon the delivery of their analysis. Deferred payments of up to $400,000 will be payable to Numoda (a “Deferred Payment”) if the Company enters into an agreement for the sale or license of the Company’s products, or an agreement to merge or sell the Company (each a “Transaction”). If the aggregate consideration paid to the Company in such a Transaction is $1,000,000 or less, the Deferred Payment will be $200,000. If the aggregate consideration paid to the Company in a Transaction is more than $1,000,000 but less than $5,000,000, the Deferred Payment will be $250,000. If the aggregate consideration paid to the Company in a Transaction is more than $5,000,000 but less than $10,000,000, the Deferred Payment will be $300,000. If the aggregate consideration paid to the Company in the Transaction is more than $10,000,000, the Deferred Payment will be $400,000. Additionally, the Company will be obligated to pay Numoda a fee equal to 3.5% of the aggregate consideration paid to the Company in a Transaction, provided that the Transaction is completed at any time during the term of the agreement, or prior to March 3, 2011, and Numoda has either introduced such party to the Company or materially assisted the Company in facilitating such a Transaction.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEURO-HITECH, INC. (Registrant)

Date: March 31, 2008
/s/ Gary T. Shearman
Gary T. Shearman President, Chief Executive Officer and Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gary T. Shearman	President, Chief Executive Officer,	March 31, 2008
Gary T. Shearman	Principal Executive Officer and Director

/s/ David Barrett	Chief Financial Officer and	March 28, 2008
David Barrett	Principal Accounting Officer

/s/ John Abernathy	Director	March 29, 2008
John Abernathy

/s/ Mark Auerbach	Director	March 31, 2008
Mark Auerbach

/s/ David Dantzker	Director	March 31, 2008
David Dantzker

	Director	March __, 2008
Alan Kestenbaum

	Director	March __, 2008
Jay Lombard

/s/ Reuben Seltzer	Director	March 28, 2008
Reuben Seltzer