Form 10KSB/A
period 2007-12-31
Neuro-Hitech, Inc.
filed 2008-04-29
CIK 1328511

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):         ☐ Yes   ☑ No

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 9, 2008, to include Items 9, 10, 11, 12 and 14, which we had originally intended to include in our Proxy Statement and the inadvertent omission of a total in the “Remeasurement of Non-Qualified Stock Options in accordance with Consulting Agreement” row in the consolidated statement of changes in stockholders [deficit] equity table. We intend to file our Proxy Statement next month. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update those disclosures in any way other than as required to reflect the effects of the inclusion of the above referenced items.

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

The following sets forth certain information with regard to the directors, executive officers and certain significant employees of the Company (ages are as of December 31, 2007):

Name	Age	Position
Gary T. Shearman	54	President, Chief Executive Officer and Director
David Barrett	32	Chief Financial Officer
L. William McIntosh	62	Chief Operating Officer
William Wong	60	Chief Scientific Officer
John Abernathy	70	Director
Mark Auerbach	69	Director
David Dantzker	64	Director
Jay Lombard	47	Director
Alan Kestenbaum	46	Director
Reuben Seltzer	51	Director

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

Alan Kestenbaum has been serving as a director of Neuro-Hitech since January 2006 and also served as its Executive Vice President between January 2006 and August 2007. Mr. Kestenbaum founded in 1985, and is currently Chief Executive Officer of, Marco International Corp., an international finance investment and trading company specializing in raw materials. In March 2004, Mr. Kestenbaum founded and is currently Chairman and Chief Executive Officer of Globe Specialty Metals, Inc. Mr. Kestenbaum also serves as a director for Wolverine Tube, Inc.

Reuben Seltzer has been serving as a director of Neuro-Hitech since January 2006 and also served as its President and Chief Executive Officer between January 2006 and August 2007. Mr. Seltzer has been Chief Executive and President of Marco since 1996, president of Marco LLC, since January 2002 and a director and consultant for Hi-Tech Pharmacal Co., Inc., a pharmaceutical company since 1992.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, among others, to file with the SEC and NASDAQ an initial report of ownership of the Company’s stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Under SEC rules, some forms of indirect ownership and ownership of Company stock by family members are covered by these reporting requirements. Based solely on a review of the copies of such forms in the Company’s possession, and any written representations received from reporting persons, we believe that during fiscal 2007 each of the Company’s executive officers and directors filed the required reports on a timely basis under Section 16(a), except as follows:

•	John Abernathy filed two late reports on Form 4;
•	Mark Auerbach filed two late reports on Form 4;
•	David Dantzker filed two late reports on Form 4;
•	Alan Kestenbaum filed one late report on Form 4 and one late report on Form 5;
•	Jay Lombard filed two late reports on Form 4;
•	Reuben Seltzer filed one late report on Form 5; and
•	Gary Shearman filed a late report on Form 3 to report his initial ownership.

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

The full text of the Code of Ethics is published on the investor relations portion of the Company’s website at www.neurohitech.com. The Company intends to disclose any amendments to provisions of its Code of Ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of any such amendment or waiver.

Audit Committee. The Company has an Audit Committee that assists the Board in its general oversight of the Company’s financial reporting, internal controls, and audit functions and is responsible for the appointment, retention, compensation, and oversight of the work of the Company’s independent registered public accounting firm. The Audit Committee is composed of Messrs. Abernathy, Auerbach and Dantzker, each of which has been determined by the Board, to meet the relevant definition of “independent director.” The Board has determined that Messrs. Abernathy and Auerbach each meet the SEC’s qualifications to be an “audit committee financial expert.” The Board determined that each Audit Committee member has sufficient knowledge in reading and understanding the Company’s financial statements to serve on the Audit Committee.

Item 10.	Executive Compensation

Compensation Discussion and Analysis

The Company’s primary objective with respect to executive compensation is to design compensation programs which will align executives’ compensation with the Company’s overall business strategies, attract and retain highly qualified executives and provide incentives that drive stockholder value. The Compensation Committee of the Company’s Board is responsible for developing and maintaining appropriate compensation programs for the Company’s executive officers, including the Company’s named executive officers. The Compensation Committee is comprised of Directors Auerbach, Dantzker and Abernathy (Chair). In order to enhance the Compensation Committee’s ability to carry out these responsibilities effectively, as well as ensure that the Company maintains strong links between executive pay and performance, the Compensation Committee:

•
Reviews management recommendations to the Compensation Committee with respect to compensation decisions. The Chief Executive Officer is not present when the Compensation Committee makes decisions on his compensation package.

•
Reviews the Chief Executive Officer’s individual performance evaluations for executive officers and discusses such performance assessments with the Chief Executive Officer on an annual basis and recommends any adjustments to the Board for approval.

 In setting compensation for the Executive Officers, the Compensation Committee:

•	Considers comparative market data, gathered from early stage bio-technology companies of comparable size.
•	Considers prior salary levels and the value of any long-term incentive awards at the time the awards were made.

The allocation of at risk compensation between short-term and long-term performance compensation is based on market comparisons to remain competitive to other companies and to further the Company’s objective to attract and retain highly qualified executives. This allocation is re-evaluated annually.

Compensation Components

Salaries

The Company believes that executive base salaries should generally be targeted at or below the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies. However, the Company may provide for base salaries above the median if, in the Compensation Committee’s view, a particular executive’s performance exceeded expectations; if an executive takes on additional responsibilities; or under other special circumstances. Except for the base salaries that are set forth in a written contract between the Company and an executive, base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual performance and experience.

Equity Incentives

The Company believes that the most effective means to encourage long-term performance by the Company’s Executive Officers is to create an ownership culture. This philosophy is implemented through the granting of equity-based awards that vest based on continued employment and other long-term awards which vest on achievement of pre-determined performance goals. The Company believes that stock options and stock incentives (together “Awards”) are invaluable tools for the recruitment, retention and motivation of qualified employees, officers, non-employee directors and consultants who can contribute materially to the Company’s success. Awards are issued in accordance with the terms of the Company’s 2006 Incentive Stock Plan (the “Plan”). A summary of the principal provisions of the Plan is set forth below and is qualified in its entirety by reference to the Plan.

Summary Compensation Table

The following table shows the total compensation awarded to, earned by or paid to each Named Executive Officer during 2007 and 2006 for service to the Company and its subsidiaries for the year ended December 31, 2007 and December 31, 2006, respectively.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Stock Awards (1) ($) (e)	Option Awards (1) ($) (f)	Total ($) (j)
Gary T. Shearman (2) President, Chief Executive Officer, Director	2007 2006	159,375 —	— —	820,266 —	979,641 —
Reuben Seltzer (3) Former President, Chief Executive Officer and Director	2007 2006	225,000 206,250	— —	167,865 87,488	327,060 293,378
David J. Barrett Chief Financial Officer	2007 2006	212,700 120,000	39,063 —	374,936 —	626,699 120,000

(1) Represents the dollar amounts recognized for financial statement reporting purposes with respect to the fiscal year covered in accordance with FAS 123R. For discussions of the relevant assumptions made in calculating these amounts, see Note 8 to the Company’s consolidated financial statements.

(2) Dr. Shearman joined the Company in August 2007.

(3) Mr. Seltzer ceased serving as an executive officer in August 27, 2007. The salary paid to Mr. Seltzer includes $65,625 paid to Mr. Seltzer for services rendered as a director after August 27, 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information on equity awards held under the 2006 Incentive Stock Plan as of December 31, 2007.

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares Or Units That Have Not Vested (#) (g)	Market Value of Shares Or Units That Have Not Vested ($) (h)
Gary Shearman (1)	240,000	560,000	—	5.35	8/22/2017	—	—
Reuben Seltzer (2)	146,666	73,334	—	2.50	1/24/2016	—	—
David Barrett (3)	40,000	20,000		5.85	4/10/2016
						50,000	210,000
	40,000	60,000		7.97	6/26/2016
		25,000		3.88	12/07/2017

(1) Dr. Shearman’s option to purchase 800,000 shares of the Company’s common stock became exercisable as to 240,000 shares on August 27, 2007 and shall become exercisable as to an additional 186,666 shares on August 27, 2008, an additional 186,666 shares on August 27, 2009 and the remaining 186,668 shares on August 27, 2010.

(2) Mr. Seltzer’s option to purchase 220,000 shares of the Company’s common stock became fully vested and exercisable on January 24, 2008.

(3) Mr. Barrett’s option to purchase 60,000 shares at an exercise price of $5.85 per share will become fully vested and exercisable on April 20, 2008. Mr. Barrett’s restricted stock grant of 50,000 shares vests as to 12,500 shares on May 10, 2008 an additional 12,500 shares on each of the first, second and third anniversaries of May 10, 2008. Mr. Barrett’s option to purchase 100,000 shares at an exercise price of $7.97 per share will vest as to 20,000 shares on May 10, 2008 and an additional 40,000 shares on May 10, 2009. Mr. Barrett’s option to purchase 25,000 shares at an exercise price of $3.88 per share will vest as to 8,333 shares on December 1, 2008, an additional 8,333 shares on December 1, 2009 and 8,334 shares on December 1, 2010.

Summary of 2006 Incentive Stock Plan

Administration

The Plan is administered by the Compensation Committee. Subject to the terms of the Plan, the Compensation Committee may select participants to receive awards, determine the types of awards and terms and conditions of awards and interpret provisions of the Plan.

Shares Reserved for Issuance Under the Plan

There are 3,250,000 shares reserved for issuance under the Plan, of which 2,774,319 have been granted under the Plan. The shares issued or to be issued under the Plan consist of authorized but unissued shares.

Eligibility

Awards may be made under the Plan to the Company’s directors, officers, employees or consultants and to any other individual whose participation in the Plan is determined to be in the Company’s best interests by the Compensation Committee. We estimate that currently approximately 10 persons are eligible to receive awards under the Plan.

Types of Awards Available for Granted under the Plan

Stock Options

The Company believes that use of options provides it with the ability to retain key employees and at the same time increase stockholder value since the value of the common stock underlying the options is only realized if the Company’s stock price increases from the date on which the options are granted. The Compensation Committee approves all options grants and sets the option price based on fair market value of the Company’s common stock on the effective date of the grant. In 2006, stock options were designed in part to promote retention of key executives during the acquisition of Q-RNA. In 2007, stock options were awarded to David Barrett, in part to recognize prior performance and a delay in making past awards to him originally contemplated when he was hired.

Restricted Stock

The Company believes that use of restricted stock provides it with the ability to retain key employees. The Compensation Committee approves all restricted stock grants. In 2007, 50,000 shares of restricted stock were awarded to David Barrett, in part to recognize prior performance and a delay in making past awards to him originally contemplated when he was hired. The stock that Mr. Barrett received is subject to vesting in equal installments annually on the anniversaries of the grant date, May 10, 2007, over a period of four years.

Other Awards

Although authorized to grant stock appreciation rights, restricted stock units and unrestricted stock under the Plan, the Compensation Committee did not issue any such awards in 2007.

Officers Deferral Program

The Officers Deferral Program allows officers to elect, in respect of up to 50 percent of their salary, to receive, in lieu of a payment in cash, options for shares of common stock. Any salary amount subject to an election will not be paid to the officer and will accumulate during a calendar quarter. This total quarterly amount will be multiplied by 1.5 (the “Deferral Amount”), and the officer shall be issued on the day following the last day of the calendar quarter, options for a number of whole shares of common stock determined by dividing the Deferral Amount by the Black-Scholes “value” of the last fair market value option grant made in the preceding fiscal year, as set forth in the Company’s audited financial statements for that preceding fiscal year. The Board, however, reserves the right to determine the “value” of an option, for purposes of calculating the number of options to be granted, by utilizing the fair market value price of the Company’s common stock on the last trading day prior to the grant date and the other Black-Scholes assumptions set forth in the Company’s audited financial statements for the preceding fiscal year. The election must be made prior to the year in which the services are performed. For the year ended December 31, 2007, the Company accrued an expense of $21,244 for compensation that would have otherwise been paid to one of its officers during the year ended December 31, 2007. In lieu of compensation that would have been paid in that year, the officer received options to purchase 8,276 shares of the Company’s common stock pursuant to the terms of the Officers Deferral Program.

Employment Agreements, Severance and Change of Control Arrangements

The following is a description of the employment agreements and severance and change of control arrangements with respect to each named executive officer serving in that capacity at December 31, 2007. The amount of compensation payable to each named executive officer upon termination without cause, termination for good reason and termination following a change of control is shown below. The amounts shown assume that such terminations were effective as of December 31, 2007, and are estimates of the amounts which would be paid to the named executives upon their termination. The actual amounts to be paid can only be determined at the time of such executive’s actual separation from the Company.

Employment Agreements and Severance Arrangements

Dr. Gary T. Shearman

Dr. Shearman has served as the Company’s Chief Executive Officer and President since August 27, 2007. In order to induce Dr. Shearman to join the Company, the Board authorized the Compensation Committee to negotiate an employment agreement with Dr. Shearman. Dr. Shearman’s employment agreement provides for a term of four years, unless earlier terminated or extended in accordance with the terms therein. Pursuant to the terms of Dr. Shearman’s employment agreement, the Company has agreed to pay Dr. Shearman an annual base salary of $450,000. In addition, Dr. Shearman will be eligible to receive bonus compensation of up to 50% of his base salary, in amounts to be determined by the Compensation Committee following Dr. Shearman’s achievement of certain performance objectives. The Company issued Dr. Shearman a stock option to purchase up to 800,000 shares of the Company’s common stock, at an exercise price of $5.35 per share. The option immediately vested as to 240,000 shares on August 27, 2007 and the remaining 560,000 shares vest in equal one-third increments on the first, second and third anniversaries of the commencement of the term of Dr. Shearman’s employment. Dr. Shearman is also eligible to receive options to purchase up to 66,667 shares of the Company’s common stock on each anniversary of the commencement of the term of his employment.

David Barrett

Mr. Barrett has served as the Company’s Chief Financial Officer since April 2006. On December 7, 2007, the Company entered into an employment agreement with Mr. Barrett.

The employment agreement provides Mr. Barrett with an annual base salary of $250,000. The agreement was effective as of December 1, 2007 and expires on November 30, 2010, unless further extended or sooner terminated. In addition to his base compensation, Mr. Barrett will be eligible to receive bonus compensation of up to 25% of his base salary, in amounts to be determined by the Chief Executive Officer and approved by the Compensation Committee following Mr. Barrett’s achievement of certain performance objectives. The performance objectives shall be established by the Chief Executive Officer and Mr. Barrett at the beginning of each fiscal year, and the achievement of such goals shall be reviewed at the beginning of the ensuing fiscal year. In connection with the execution of the employment agreement, the Company issued Mr. Barrett stock options to purchase up to 25,000 shares of the Company’s common stock, at an exercise price of $3.88 per share. These options shall vest in equal one-third increments on the first, second and third anniversaries of the commencement of the term of Mr. Barrett’s employment agreement. Mr. Barrett is also eligible to receive options to purchase up to 17,000 shares of the Company’s common stock on each anniversary of the commencement of the term of his employment.

Pursuant to the terms of their respective employment agreements, Mr. Barrett and Dr. Shearman will each serve in his respective executive position until (i) his death or disability, (ii) his decision to terminate his employment relationship with us for or without good reason, or (iii) the decision by the Company’s board of directors to terminate his employment with or without cause.

Under the employment agreements, “good reason” (other than in the context of a change of control) means that we: (i) move the Company’s offices to an area other than the New York or Philadelphia Standard area; (ii) assign duties to the executive that are substantially inconsistent with the responsibilities of his specific executive position or we substantially alter the nature or status of such responsibilities; (iii) diminish his title; (iv) reduce executive’s base salary as in effect on the date his agreement was executed; or (v) materially reduce the benefits provided to the executive, other than in connection with a reduction in benefits generally applicable to senior executives of the Company. Under the employment agreements, “cause” is defined as: (i) the commission by the executive of a felony or a crime involving moral turpitude or the commission of any other act or omission involving dishonesty or fraud with respect to the Company or any of its affiliates or any of their customers or suppliers; (ii) substantial failure on the part of the executive in his performance of the duties of the office held by him as reasonably directed by the board of directors (other than any such failure resulting from executive’s incapacity due to physical or mental illness), after notice to executive and a reasonable opportunity to cure; (iii) gross negligence or willful misconduct by the executive with respect to the Company or any of its affiliates (including, without limitation, disparagement that adversely affects the reputation of the Company or any of its affiliates); or (iv) any material breach by the executive of the sections of executive’s employment agreement pertaining to executive’s duties, non-competition or confidentiality.

Each of the executives has agreed to protect the confidentiality of the Company’s proprietary and confidential information. Each executive has also agreed not to compete with us or solicit the Company’s employees or customers for a period of two years if he is terminated without cause or resigns for good reason, or for a period of one year if he is terminated for any other reason.

The employment agreements provide that if such executives are terminated without cause or if he resigns for good reason (outside the context of a change of control), he would be entitled to receive (i) payment of his then current base salary for one year thereafter for Dr. Shearman, six months thereafter for Mr. Barrett, (ii) payment of other accrued compensation, (iii) continuation of certain insurance and other fringe benefits for one year for Dr. Shearman, six months for Mr. Barrett, and (iv) the immediate vesting of all outstanding stock options.

The following table sets forth the estimated payments and benefits that would have been provided to Dr. Shearman and Mr. Barrett if their respective employment had been terminated on December 31, 2007, by the Company without cause or such executive for good reason:

Name	Salary ($)	Health Benefits ($)(1)	All Other Compensation ($)	Option Awards ($)(2)	Total ($)
Gary T. Shearman	$450,000	$21,000	—	$1,351,027	$1,822,027
David Barrett	$125,000	$2,000	—	$205,432	$332,432

(1) The amount represents an estimate of 12 months of health benefits at the current 2007 COBRA rate for Dr. Shearman and six months for Mr. Barrett.
(2) The amount represents the fair market value of option awards and restricted stock awards at the closing price of $4.20 on December 31, 2007.

Change of Control Benefits

Each of Dr. Shearman’s and Mr. Barrett’s employment agreement provides that if his employment with the Company is terminated under certain circumstances during the period of 24 months after a Change of Control, he will be entitled to the payment of cash benefits, the continuation of health, retirement and fringe benefits as well as the immediate vesting of any outstanding stock options and restricted stock, as described.

If Dr. Shearman’s or Mr. Barrett’s employment with the Company is terminated during the 24-month period after a Change of Control for cause or resigns (other than for good reason), we will have no obligation to provide the benefits described below.

Pursuant to their respective employment agreements, in the event Dr. Shearman’s or Mr. Barrett’s employment with us is terminated during the 24 month period after a Change of Control due to disability or death or without cause, or he resigns for good reason, the executive shall be entitled to (provided that he executes and delivers to us a general release instrument): (i) receive a lump sum payment of an amount equal to six months of base salary then in effect and vacation pay (for vacation not taken) in the case of Mr. Barrett and two times his base salary then in effect and vacation pay (for vacation not taken) in the case of Dr. Shearman; (ii) the immediate vesting of all outstanding stock options, and (iii) receive the continuation of certain insurance and other fringe benefits for six months in the case of Mr. Barrett and two years in the case of Dr. Shearman. In addition, Dr. Shearman shall receive a payment of two times the target bonus in effect as of the date of termination.

In the event the executive becomes entitled to any payments and benefits related to a termination of employment after the occurrence of a Change of Control and if such payments equal or exceed 110% of three times the executive’s “base amount” determined for IRS purposes, we shall pay to the executive an additional amount equal to the sum of any excise tax imposed by the IRS to place the executive in the same after-tax position as if no such excise tax had been imposed and no additional amount had been made to him.

“Change of Control” means an event that would be required to be reported under the Securities and Exchange Act of 1934, as amended, whether or not we are then subject to such reporting requirements; provided that, without limitation, a change in control shall be deemed to have occurred if (i) any person is or becomes beneficial owner, directly or indirectly, of 25 percent or more of the Company’s voting securities; (ii) during any period of two consecutive years, the following persons cease for any reason to constitute a majority of the board of directors: individuals who at the beginning of such period constitute the board of directors and new directors each of whose election to the board of directors or nomination for election to the board of directors by the Company’s security holders was approved by a vote of at least two thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved; (iii) the Company’s security holders approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately before the merger or consolidation continuing to represent a majority of the Company’s voting securities or of such surviving entity outstanding immediately after such merger or consolidation; or (iv) the Company’s security holders approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by us of all or substantially all of the Company’s assets.

“Good reason” (in the context of a Change of Control) means (i) the assignment to the executive of any duties inconsistent with the executive’s position or any other action that results in a diminution in such position; (ii) a reduction by us in the executive’s base salary; (iii) a failure by us to maintain plans providing benefits at least as beneficial as those provided by any benefit or compensation plan in which the executive was participating immediately before the beginning of the 24 month period after the occurrence of a Change of Control; (iv) a requirement by us to base the executive at any office or location in excess of 25 miles from his office location immediately before the beginning of the 24 month period after the occurrence of a Change of Control; (v) any purported termination by us for cause otherwise than as provided in his employment agreement; or (vi) any failure by us to obtain the assumption of the obligations contained in his employment agreement by any successor.

The following table sets forth the established payments and benefits that would have been provided to Dr. Shearman and Mr. Barrett if a Change of Control occurred and their respective employment had been terminated on December 31, 2007 without cause or for good reason:

Name	Salary ($)	Health Benefits ($)(1)	All Other Compensation ($)	Option Awards ($)(2)	Total ($) (3)
Gary T. Shearman	$900,000	$42,000	—	$1,351,027	$2,293,027
David Barrett	$250,000	$4,000	—	$205,432	$459,432

(1) The amount represents an estimate of 24 months of health benefits at the current 2007 COBRA rate for Dr. Shearman and six months for Mr. Barrett.
(2) The amount represents the fair market value of option awards and restricted stock awards at the closing price of $4.20 on December 31, 2007.
(3) Does not include any tax gross-up payments that would have been paid to the named executive officers assuming a change-in-control date of December 31, 2007 that would have been triggered if the compensation and benefits paid to executive were subject to a non-deductible 20% excise tax under Internal Revenue Code 280G.

Director Compensation

The general policy of the Board of Directors is that compensation for independent directors should be a mix of cash and equity-based compensation. The Company does not pay employee directors for Board service in addition to their regular employee compensation.

Messrs. Auerbach and Abernathy receive $100,000, and $40,000, respectively, per year as a director’s fee, including their service on the committees of the board of directors. We pay each of the other non-employee directors an annual retainer fee of $10,000, an additional $7,500 for serving on the audit committee, $5,000 for serving on the compensation committee and $5,000 for serving on the nominating and corporate governance committee. Dr. David Dantzker, the chair of the Company’s nominating and corporate governance committee is paid an additional $5,000 for chairing that committee.

Annual Option Grants to Non-Management Directors

The Compensation Committee unanimously approved the following grants to each independent director: (i) options for 50,000 shares when an independent director is first elected to the Board and (ii) annual option grant equal to the whole number of shares calculated by dividing $25,000 by the Black-Scholes “value” of the last fair market value option grant made in the preceding fiscal year, as set forth in the Company’s audited financial statements for that preceding fiscal year. The Board, however, reserves the right to determine the “value” of an option, for purposes of calculating the number of options to be granted, by utilizing the fair market value price of the Company’s common stock on the last trading day prior to the grant date and the other Black-Scholes assumptions set forth in the Company’s audited financial statements for the preceding fiscal year.

The options will be granted at the Board meeting following the annual stockholders meeting. Twenty-five percent (25%) will vest upon grant and 25% will vest on each of the next three anniversaries, provided the holder is still a director of the Company. The options shall become exercisable six months after the date of grant. The options have a term of 10 years and an exercise price equal to the fair market value of the common stock on the date of grant.

Deferral Programs for Non-Management Directors and Officers

On May 10, 2007, the Board approved deferral programs for officers and non-management directors. The Non-Management Directors Deferral Program was subsequently amended on December 31, 2007. The Board intended that all options to be issued pursuant to the programs will be granted under the Plan. Some of the key terms of the options are: (i) the exercise price is the closing price of the common stock on the last trading day prior to the issuance date, (ii) the options have a ten year term, (iii) the options are transferable only upon death, (iv) the options shall become exercisable six months after the issuance date and (v) the options have no vesting requirement.

Non-Management Directors Deferral Program.

Prior to December 31, 2007, the Non-Management Directors Deferral Program allowed directors who are not employees of the Company or any of its subsidiaries to elect to receive compensation for their service as members of the Board in part or in whole in the form of options on Company common stock in lieu of cash. Each non-management director was permitted to elect, in respect of all or any portion of the payment of their retainer or fee, to receive, in lieu of a payment in cash, options for shares of common stock. The amount of a retainer or fee earned during a calendar quarter that was subject to the plan was multiplied by 1.5 (the “Deferral Amount”), and the non-management director was issued on the day following the last day of the calendar quarter for which the retainer or fee otherwise would have been paid, options for a number of shares of common stock determined by dividing the Deferral Amount by the Black-Scholes “value” of the last fair market value option grant made in the preceding fiscal year, as set forth in the Company’s audited financial statements for that preceding fiscal year. The Board, however, reserved the right to determine the “value” of an option, for purposes of calculating the number of options to be granted, by utilizing the fair market value price of the Company’s common stock on the last trading day prior to the grant date and the other Black-Scholes assumptions set forth in the Company’s audited financial statements for the preceding fiscal year. For 2007, the election was made within 30 days from the effective date of the program and applied only to payments in respect of service performed after the date of the election and for the remainder of 2007.

On December 31, 2007, the Board amended the Deferral Program and adopted the Amended and Restated Non-Management Directors Deferral Program (the “Amended Program”). Under the terms of the Amended Program, the total amount of retainer or fee payable to the non-management director during a calendar year that is subject to the program shall be multiplied by 1.5 (the “Amended Program Deferral Amount”), and the non-management director shall be issued on the first business day of the calendar year for which the retainer or fee otherwise would have been paid (the “Issue Date”), options for a number of shares of common stock determined by dividing the Amended Program Deferral Amount by the Black-Scholes “value” of an option as of the Issue Date. The options are subject to monthly vesting and are exercisable six months after the Issue Date. The election must be made prior to the year in which the services are to be performed. The Amended Program was amended to provide that instead of receiving options on a quarterly basis, the non-management director will receive one option for the Deferral Amount at the beginning of the calendar year, which option is subject to vesting. Additionally, the exercise price of the option shall be determined on the first business day of the calendar year instead of the last trading day prior to the beginning of each calendar quarter.

The table below sets forth the compensation paid to each non-employee member of the Company’s Board during the fiscal year ended December 31, 2007 for services rendered as a director, excluding Reuben Seltzer, who served as the Chief Executive Officer until August 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Mark Auerbach (2)	50,000	203,115	—	253,115
John Abernathy (3)	20,000	52,258	—	72,258
David Dantzker (4)	—	112,700	—	112,700
Jay Lombard (5)	—	105,953	—	105,953
Alan Kestenbaum (6)	—	53,354	—	53,354

(1) The value represents the dollar amounts recognized for financial statement reporting purposes in 2007 in accordance with FAS 123R for awards made during 2007.
(2) During the year ended December 31, 2007, Mr. Auerbach elected to receive options to purchase an aggregate of 28,736 shares of the Company’s common stock in lieu of receiving $50,000 in cash fees in accordance with the terms of the Non-Management Directors Deferral Program. Mr. Auerbach was also granted an option to purchase 9,541 shares of the Company’s common stock.
(3) During the year ended December 31, 2007, Mr. Abernathy elected to receive options to purchase an aggregate of 11,494 shares of the Company’s common stock in lieu of receiving $20,000 in cash fees in accordance with the terms of the Non-Management Directors Deferral Program. Mr. Abernathy was also granted an option to purchase 9,541 shares of the Company’s common stock.
(4) During the year ended December 31, 2007, Dr. Dantzker elected to receive options to purchase an aggregate of 9,339 shares of the Company’s common stock in lieu of receiving $16,250 in cash fees in accordance with the terms of the Non-Management Directors Deferral Program. Dr. Dantzker was also granted an option to purchase 9,541 shares of the Company’s common stock.
(5) During the year ended December 31, 2007, Dr. Lombard elected to receive options to purchase an aggregate of 4,310 shares of the Company’s common stock in lieu of receiving $7,500 in cash fees in accordance with the terms of the Non-Management Directors Deferral Program. Dr. Lombard was also granted an option to purchase 9,541 shares of the Company’s common stock.
(6) The compensation reflected in the table as paid to Mr. Kestenbaum excludes the $53,333 paid to Mr. Kestenbaum between January 1, 2007 and August 27, 2007 during which time Mr. Kestenbaum served as Executive Vice President of the Company.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 31, 2007, concerning securities authorized for issuance under the Company’s 2006 Non-Employee Directors Stock Option Plan and 2006 Incentive Stock Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,974,319	$4.73	875,681
Equity compensation plans not approved by security holders (2)	800,000	$5.35	__
Total	2,774,319	$4.91	875,681

(1) Includes 400,000 shares authorized for issuance under the Company’s 2006 Non-Employee Directors Stock Option Plan and 400,000 shares authorized issuance under the Company’s 2006 Incentive Stock Plan.

(2) Includes 950,000 shares authorized for issuance under the Company’s 2006 Incentive Stock Plan by the Board.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the information that we know regarding ownership of the Company’s common stock on March 17, 2008 by (i) each person who is known to us to own 5% or more of the Company’s common stock, (ii) each of the Company’s directors and (iii) each of the Company’s named executive officers.

Stockholder	Number of Shares of Common Stock Beneficially Owned at March 17, 2008 (1)	Percentage of Shares Beneficially Owned (1)
5% or Greater Stockholders
Hi-Tech Pharmacal Co., Inc. (2)	1,140,610 (4)	8.1%
Wheatley MedTech Partners, L.P. (3)	948,382 (5)	6.7%
Wheatley New York Partners, LP (3)	1,314,227 (6)	9.3%
Durand Venture Associates, LLC	1,345,048 (7)	9.2%
Directors and Executive Officers:
John D. Abernathy, Director	73,454 (8)	*
Mark Auerbach, Director	357,689 (9)	2.5%
David J. Barrett, Chief Financial Officer	125,000 (10)	*
David Dantzker, Director	46,611 (11)	*
Alan Kestenbaum, Director	2,092,008 (12)	14.8%
Jay Lombard, Director	43,617 (13)	*
Gary Shearman, Chief Executive Officers and Director	240,000 (14)	1.7%
Reuben Seltzer, Director	1,235,610 (15)	8.7%
All directors and executive officers as a group (8 individuals)	4,213,989(16)	27.7%

* Less than 1%.

(1) Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Unless otherwise noted, shares are owned of record and beneficially by the named person. Based upon 14,004,853 shares of Common Stock outstanding on March 17, 2008.

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

(6) Includes 527,172 shares of Common Stock issuable upon the exercise of currently exercisable warrants.

(7) Includes 544,030 shares of Common Stock issuable upon the exercise of currently exercisable warrants.

(8) Includes options to purchase 73,454 shares of Common Stock exercisable within sixty (60) days of March 17, 2008.

(9) Includes options to purchase 357,689 shares of Common Stock exercisable within sixty (60) days of March 17, 2008.

(10) Includes options to purchase 100,000 shares of Common Stock exercisable within sixty (60) days of March 17, 2008.

(11) Includes options to purchase 46,611 shares of Common Stock exercisable within sixty (60) days of March 17, 2008.

(12) Includes warrants to purchase 15,000 shares of Common Stock and options to purchase 85,000 shares of Common Stock exercisable within sixty (60) days of March 17, 2008.

(13) Includes options to purchase 43,617 shares of Common Stock exercisable within sixty (60) days of March 17, 2008.

(14) Includes 240,000 shares of Common Stock issuable upon the exercise of currently exercisable within sixty (60) days of March 17, 2008.

(15) Includes 5,000 shares of Common Stock issuable upon the exercise of currently exercisable warrants and options to purchase 220,000 shares of Common Stock exercisable within sixty (60) days of March 17, 2008.

(16) Includes shares of Common Stock issuable upon the exercise of currently exercisable warrants and options to purchase Common Stock exercisable within sixty (60) days of March 17, 2008.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

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

In the year ended December 31, 2007, there were no related party transactions.

Director Independence. Each of the non-employee directors qualifies as “independent” in accordance with the published listing requirements of NASDAQ: Mr. Abernathy, Mr. Auerbach, Dr. Dantzker and Dr. Lombard. Messrs. Kestenbaum, Seltzer and Shearman do not qualify as independent because Dr. Shearman is an employee of the Company and Messrs. Kestenbaum and Seltzer were employees within the past 3 years. The NASDAQ rules have both objective tests and a subjective test for determining who is an “independent director.” The objective tests state, for example, that a director is not considered independent if he is an employee of the Company or is a partner in or executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

None of the non-employee directors were disqualified from “independent” status under the objective tests. In assessing independence under the subjective test, the Board took into account the standards in the objective tests, and reviewed and discussed additional information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and its management. Based on all of the foregoing, as required by NASDAQ rules, the Board made a subjective determination as to each non-employee director that no relationships exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has not established categorical standards or guidelines to make these subjective determinations, but considers all relevant facts and circumstances.

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

The table below sets forth the aggregate audit fees, audit-related fees, tax fees and all other fees billed for services rendered by the Company’s principal accountant in our fiscal years ended December 31, 2007 and December 31, 2006.

	2007	2006
Audit Fees	$28,000	$13,000
Audit Related Fees	--	--
Tax Fees	$6,000	$3,000
All Other Fees	$9,000	$10,500

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

The accompanying notes are an integral part of these consolidated financial statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended December 31,
	2007	2006

Sales	$458,870	$304,240
Cost of Goods Sold	215,854	155,014
Gross Profit	243,016	149,226

Operating Expenses:
Selling, General and Administrative Expenses	2,561,402	1,765,486
Research and Development Costs	3,523,954	19,480,501
Share-Based Compensation	2,427,904	327,835
Amortization of Deferred Compensation	242,447	130,905
Registration Payment Arrangement	490,550	-
Total Operating Expenses	9,246,257	21,704,727

(Loss) from Operations	(9,003,241)	(21,555,501)

Other Income:
Interest and Dividend Income	206,804	147,730
Total Other Income	206,804	147,730

(Loss) Before Provision for IncomeTaxes	(8,796,437)	(21,407,771)

Provision for Income Taxes	-	-

Net (Loss)	$(8,796,437)	$(21,407,771)

Basic and Diluted (Loss) per Weighted Average Common Shares Outstanding	$(0.71)	$(2.25)

Basic and Diluted Weighted Average - Common Shares Outstanding	12,351,746	9,528,650

The accompanying notes are an integral part of these consolidated financial statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' [Deficit] Equity

	Convertible Preferred Stock Series A		Class A - Common Stock		Common Stock		Additional Paid- In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Totals

Balance as of January 1, 2006	12,005	$12,005	-	-	8,654,112	$86,541	$2,478,373	-	$(2,626,445)	$(49,526)

Recapitalization as of January 18, 2006	(12,005)	(12,005)	100	$-	(1,626,860)	(79,514)	91,519			-
Private Placement of Common Stock, net of issuance costs of $353,127					3,026,204	3,026	8,152,378			8,155,404
Common Stock and Warrants Issued in Connection with Q-RNA merger, net of issuance costs of $271,394			-	-	1,800,000	1,800	16,532,593			16,534,393
Exercise of Stock Options			-	-	1,679	2	217			219
Share-Based Compensation Expense							327,835			327,835
Recognition of Non-Qualified Stock Options in accordance with Consulting Agreement							1,309,052	$(1,309,052)		-
Amortization of Deferred Compensation								130,905		130,905
Net (Loss)	-		-		-			-	(21,407,771)	(21,407,771)
Balance as of December 31, 2006	-	$-	100	$-	11,855,135	$11,855	$28,891,967	$(1,178,147)	$(24,034,216)	$3,691,459

Private Placement of Common Stock, net of issuance costs of $376,548					2,016,930	2,017	7,000,440			7,002,457
Repurchase of Class A Common Stock			(100)	-						-
Exercise of Stock Options					12,059	12	45,812			45,824
Share-Based Compensation Expense							2,427,904			2,427,904
Recognition of Warrants granted in connection with services to be rendered							254,954	(254,954)
Common Stock issued in connection with services rendered					20,000	20	120,980			121,000
Remeasurement of Non-Qualified Stock Options in accordance with Consulting Agreement							38,445			38,445
Amortization of Deferred Compensation								242,447		242,447
Penalty shares issued in connection with Registration Rights Agreement					100,729	101	490,449			490,550
Net (Loss)									(8,796,437)	(8,796,437)
Balance as of December 31, 2007	-	$-	-	$-	14,004,853	$14,005	$39,270,951	$(1,190,654)	$(32,830,653)	$5,263,649

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

NEURO-HITECH, INC. (Registrant)

Date: April 29, 2008
/s/ David J. Barrett
David J. Barrett Chief Financial Officer