Form 10-Q
period 2008-03-31
Neuro-Hitech, Inc.
filed 2008-05-20
CIK 1328511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number   001-33426

NEURO-HITECH, INC.
(Exact name of Registrant as Specified in its Charter)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do Not Check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: May 5, 2008

Common Stock   14,004,853

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2008
	(Unaudited)	December 31, 2007
ASSETS:
Current Assets:
Cash and Cash Equivalents	$4,165,383	$6,137,592
Accounts Receivable	164,250	63,300
Inventory	25,008	33,821
Prepaid Expenses	103,943	11,861
Total Current Assets	4,458,584	6,246,574

Property and Equipment, net	3,501	4,248

Other Assets:
Security Deposit	13,226	13,226

Total Assets	$4,475,311	$6,264,048

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts Payable and Accrued Expenses	$738,478	$1,000,399
Total Current Liabilities	738,478	1,000,399

Stockholders' Equity:
Common Stock $.001 Par Value, Authorized: 44,999,900, Issued and Outstanding: 14,004,853	14,005	14,005
Common Stock - Class A $.001 Par Value, Authorized: 100, Issued and Outstanding: 0	-	-
Additional Paid-in Capital	39,781,967	39,270,951
Deferred Compensation	(1,158,785)	(1,190,654)
Accumulated Deficit	(34,900,354)	(32,830,653)

Total Stockholders' Equity	3,736,833	5,263,649

Total Liabilities and Stockholders' Equity	$4,475,311	$6,264,048

The accompanying notes are an integral part of these consolidated financial statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007

Sales	$190,827	$194,400
Cost of Goods Sold	99,357	100,555
Gross Profit	91,470	93,845

Operating Expenses:
Selling, General and Administrative Expenses	556,411	662,322
Research and Development Costs	1,100,664	735,781
Share-Based Compensation	511,017	188,732
Amortization of Deferred Compensation	31,869	15,935
Total Operating Expenses	2,199,961	1,602,770

(Loss) from Operations	(2,108,491)	(1,508,925)

Other Income:
Interest and Dividend Income	38,788	61,206
Total Other Income	38,788	61,206

(Loss) Before Provision for IncomeTaxes	(2,069,703)	(1,447,719)

Provision for Income Taxes	-	-

Net (Loss)	$(2,069,703)	$(1,447,719)

Basic and Diluted (Loss) per Weighted Average Common Shares Outstanding	$(0.15)	$(0.12)

Weighted Average - Common Shares Outstanding	14,004,853	12,118,777

The accompanying notes are an integral part of these consolidated financial statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months EndedYears Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net (Loss)	$(2,069,703)	$(1,447,719)

Adjustments to Reconcile Net (Loss) to Net Cash (Used In) Operating Activities:
Share-Based Compensation Expense	511,017	188,732
Amortization of Deferred Compensation	31,869	15,935
Depreciation Expense	747	749

Change in operating assets and liabilities:
(Increase) Decrease in Assets:
Accounts Receivable	(100,951)	(282,674)
Inventory	8,812	(9,920)
Prepaid Expenses	(92,081)	(128,904)
Deferred Charges	-	11,910
Increase (Decrease) in Liabilities:
Accounts Payable and Accrued Expenses	(261,919)	(227,339)
Net cash (used in) Operating activities	(1,972,209)	(1,879,230)

Cash flows from investing activities:
Net cash (used in) Investing activities	-	-

Cash flows from financing activities:
Net Proceeds from Private Placement Offering of Common Stock	-	2,220,755
Proceeds from the Exercise of Stock Options	-	15,276
Net cash provided by Financing activities	-	2,236,031

Net (decrease) increase in cash and cash equivalents	(1,972,209)	356,801

Cash and cash equivalents, beginning of period	6,137,592	4,705,195

Cash and cash equivalents, end of period	$4,165,383	$5,061,996

Cash Paid For:
Income Taxes	$-	$-
Interest	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

During the three months ended March 31, 2008, options held by the Company's executive officers and board of directors vested as to 181,342 and 124,791 shares of the Company's common stock. The Company recognized an aggregate compensation cost of $511,017 and $188,732 for the vesting of the aforementioned options for the three months ended March 31, 2008 and 2007.

The Company entered into a service agreement and issued 100,000 warrants measured at fair value as of February 14, 2007, the date the service agreement was ratified by the Company's board of directors. The fair value of these warrants approximated $255,000 and was recognized as Deferred Compensation in the Stockholders' Equity section of the Balance Sheet. During the first quarter of 2008 and 2007, the Company ratably recognized approximately $32,000 and $16,000 of expenses for the amortization of Deferred Compensation in accordance with the service term.

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
(Unaudited)

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

In view of the results of the Phase II clinical trial, the Company is currently reviewing its options for moving forward with its business, including the potential development of collaborative, joint and strategic alliances and licensing arrangements with one or more pharmaceutical companies for the further development of Huperzine A and its pipeline of other compounds. Additionally, the Company is evaluating merger and/or acquisition opportunities.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of normal recurring nature. The operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

Liquidity

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. For the three months ending March 31, 2008, the Company generated a net loss of approximately $2.1 million. As of March 31, 2008, the Company has funded its working capital requirements primarily through the sale of equity to founders, institutional and individual investors. Management intends to fund future operations through entrance into the commercial marketplace as well as additional equity or debt offerings.

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

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

[2] Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated. Approximately $191,000 and $4,475,000 of consolidated revenue and assets, after eliminations, respectively, are based upon the accounts of the parent and $0 and $0 of consolidated revenue and assets, after eliminations respectively, of the subsidiaries.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid financial instruments with an original maturity of three months or less from the date acquired.

Revenue Recognition

Revenues from product sales are recognized when products are shipped to the customer and risk of loss and transfer of title has passed over to the customer.

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

The Company recognized an aggregate share-based compensation cost of $511,017 for the three months ended March 31, 2008 and $188,732 for the three months ended March 31, 2007, in accordance with the vesting of the aforementioned options granted during such interim periods.

[3] Common Stock

Private Placement Offerings

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

Option Exercises

In addition to the aforementioned private placements, the Company received approximately $15,000 from the exercise of stock options to purchase 4,020 shares during the three months ended March 31, 2007.  There were no options exercised during the first quarter of 2008.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

[4] Research and License Agreements

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

For the three months ended March 31, 2008 and 2007, the payments made by the Company to Georgetown under the terms of the clinical research agreement were approximately $529,400 and $250,000, respectively, and the total payments made by the Company to Georgetown since inception of the agreement were approximately $3,665,697. These costs are reflected in the Research and Development caption of the Statement of Operations.

The Company expects to make additional payments in 2008 to Georgetown of $371,145 related to an open label extension which extension will expire in June 2008.

Org Syn Laboratory, Inc.

On February 1, 2006, the Company entered into an exclusive development agreement with Org Syn for the development of synthetic Huperzine A. Org Syn received an aggregate of $175,894 upon the execution of the Agreement. For the three months ended March 31, 2008 and 2007, the payments made by the Company to Org Syn were approximately $0 and $176,000, respectively. These payments are reflected in the Research and Development caption of the Statement of Operations.

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

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

For the three months ended March 31, 2008 and 2007, the total payments made by the Company to XEL under this agreement were approximately $92,500 and $277,500, respectively, and are reflected in the Research and Development caption of the Statement of Operations.

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

For the three months ended March 31, 2008 and 2007, the payments made by the Company to PARTEQ under these agreements have been approximately $121,000 and $135,000, respectively, and are reflected in the Research and Development caption of the Statement of Operations.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Numoda Corporation

On March 3, 2008, the Company entered into an agreement with Numoda corporation (“Numoda”) pursuant to which Numoda will review the results of the Company’s recently completed Phase II clinical trial of Huperzine A. Under the terms of its agreement with Numoda, the Company made an initial payment to Numoda of $100,000. The Company will pay Numoda an additional $100,000 upon the delivery of their analysis. Deferred payments of up to $400,000 will be payable to Numoda (a “Deferred Payment”) if the Company enters into an agreement for the sale or license of the Company’s products, or an agreement to merge or sell the Company (each a “Transaction”). If the aggregate consideration paid to the Company in such a Transaction is $1,000,000 or less, the Deferred Payment will be $200,000. If the aggregate consideration paid to the Company in a Transaction is more than $1,000,000 but less than $5,000,000, the Deferred Payment will be $250,000. If the aggregate consideration paid to the Company in a Transaction is more than $5,000,000 but less than $10,000,000, the Deferred Payment will be $300,000. If the aggregate consideration paid to the Company in the Transaction is more than $10,000,000, the Deferred Payment will be $400,000. Additionally, the Company will be obligated to pay Numoda a fee equal to 3.5% of the aggregate consideration paid to the Company in a Transaction, provided that the Transaction is completed at any time during the term of the agreement, or prior to March 3, 2011, and Numoda has either introduced such party to the Company or materially assisted the Company in facilitating such a Transaction.

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

Year	Amount
2009	$861,295
2010	20,000
2011	30,000
2012	40,000
Total	$951,295

[5] Recent Accounting Pronouncements

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

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

Item 2. Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act). To the extent that any statements made in this Report contains information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” “projects” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include those outlined in “Risk Factors” found within our Annual Report on Form 10-KSB and include, without limitation, the Company’s limited cash and ability to raise capital to finance the growth of the Company’s operations, the ability of the Company to develop its products and obtain necessary governmental approvals, the Company’s ability to protect its proprietary information, the Company’s ability to attract or retain qualified personnel, including scientific and technical personnel, and other risks detailed from time to time in the Company’s filings with the SEC, or otherwise.

All references to the “Company” refer to Neuro-Hitech, Inc. and its subsidiaries.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q .

History

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

After receiving the results of the Phase II clinical trial of Huperzine A, the Company conducted a detailed review of those results. Based on its review, the Company believes that there is substantial support within the results that Huperzine A can become a safe and effective treatment for Alzheimer’s disease. In order to validate the current information on the compound and review the Company’s analysis of the results, in March 2008 the Company entered into an agreement with Numoda Corporation (“Numoda”) pursuant to which Numoda will review the results and will provide a report to the Company on its findings. The Company also expects that Numoda will assist the Company in interpreting and presenting the results of the Phase II clinical trial to potential partners, licensees and merger or acquisition candidates. In view of the results of the Phase II clinical trial, the Company is currently reviewing its options for moving forward with its business, including the potential development of collaborative, joint and strategic alliances and licensing arrangements with one or more pharmaceutical companies for the further development of Huperzine A and its pipeline of other compounds. Additionally, the Company is evaluating merger and/or acquisition opportunities.

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

Results of Operations

In view of the results of the Phase II clinical trial, the Company is currently reviewing its options for moving forward with its business, including the potential development of collaborative, joint and strategic alliances and licensing arrangements with one or more pharmaceutical companies for the further development of Huperzine A and its pipeline of other compounds. Additionally, the Company is evaluating merger and/or acquisition opportunities.

The following discussion provides comparisons of the Company’s results of operations for the quarter ended March 31, 2008 with the quarter ended March 31, 2007.

The Company had revenues from operations of $190,827 for the quarter ended March 31, 2008, a 1.8% decrease from the $194,400 in revenue achieved for the quarter ended March 31, 2007. The decrease in revenue was the result of a decrease in product sales to the Company’s sole customer.

Cost of goods sold as a percentage of the Company’s revenue was 52.0% for the quarter ended March 31, 2008, compared with 51.7% for the quarter ended March 31, 2007.

The Company’s total selling, general and administrative expenses for the quarter ended March 31, 2008 were $556,411, a 16.0% decrease from $662,322 for the quarter ended March 31, 2007. This decrease was the result of the implementation of certain reductions following the Company’s receipt of the Phase II clinical trial for Huperzine A.

The Company’s research and development costs for the quarter ended March 31, 2008 was $1,100,664, an increase of 49.6% from $735,781 for the quarter ended March 31, 2007. The increase in research and development expenses is attributable to an increase in the payments made to Georgetown related to the expansion in the size of the Phase II clinical trial and an expansion of the Company’s clinical development portfolio for Huperzine A and preclinical research in compounds acquired from Q-RNA.

The Company’s share based compensation costs increased to $511,017 for the quarter ended March 31, 2008 from $188,732 for the quarter ended March 31, 2007, an increase of 170.8%. The increase in share based compensation expenses is attributable to stock options and warrants granted to employees, directors, and advisors during the second half of 2007.

In December 2003, the Company entered into a clinical research agreement, which was amended in November 2005 and October 2007, with Georgetown pursuant to which Georgetown will provide the Company with Phase II research on Huperzine A. The costs associated with this agreement originally totaled $3,146,667 and was partially funded by the National Institutes of Health. The Company’s portion of the total cost was $1,846,667, payable in installments upon the achievement of certain milestones. On December 8, 2006, the Company announced the expansion in the size of the Phase II clinical trial by 60 participants, an increase of 40%. The Company’s portion of the total cost increased by an additional $2,190,175 and is payable in installments. For the quarters ended March 31, 2008 and 2007, the Company made payments to Georgetown of $529,400 and $250,000, respectively. These costs are reflected in the Research and Development caption of the Statement of Operations.

On February 1, 2006, the Company entered into an exclusive development agreement with Org Syn for the development by Org Syn of synthetic Huperzine A, in accordance with the terms of the Agreement. Org Syn received an aggregate of $175,894 upon the execution of the Agreement. For the quarters ended March 31, 2008 and 2007, the Company made payments to Org Syn of $0 and $175,894, respectively. These payments are reflected in the Research and Development caption of the Statement of Operations.

For the quarters ended March 31, 2008 and 2007, the Company made payments to XEL of $92,500 and $277,500, respectively. These payments are reflected in the Research and Development caption of the Statement of Operations. The decrease is attributable to the Company’s implementation of certain cost reductions following the receipt of the results of the Phase II clinical trial of Huperzine A, including the delay of certain expenditures relating to the study of the transdermal delivery system of Huperzine A.

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

For the quarters ended March 31, 2008 and 2007, the payments made by the Company to PARTEQ under these agreements have been approximately $121,000 and $135,000, respectively.

The Company invests any cash and cash equivalents not used for working capital in short-term, interest-bearing, investment-grade securities or accounts. In the three months ended March 31, 2008, the Company generated $38,788 from interest and dividend income, compared to $61,206 generated in the three months ended March 31, 2007. The decrease is attributable partly to a decrease in the balance of the Company’s cash and cash equivalents during the current three month period and a decrease in the rate of interest paid on the Company’s cash and cash equivalents.

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

During the three months ended March 31, 2008, the Company experienced an increase in selling, general and administrative expenses compared to the three months ended March 31, 2007. The increases were largely attributable to increases in salaries and employee benefit expenses and the employment of a new Chief Executive Officer. To improve its liquidity and ensure that it has sufficient cash and cash equivalents for the next 12 months, the Company implemented certain cost reductions in the first quarter of 2008 and delayed the implementation of certain research programs, including the previously planned Phase I trial for the transdermal patch.

The Company expects to make additional payments by June 30, 2008 to Georgetown of $396,775 related to an open label extension which extension will expire in June 2008. The Company also expects to continue making payments to PARTEQ of C$108,000 each quarter as a result of the renewal of the Alzheimer’s Agreement and Epilepsy Agreement with PARTEQ. The Company may also incur additional expenses if it pursues certain contractual rights or activities that are at its discretion, including exercising its option to license the Product in North America from XEL, pursuant to which it would pay XEL an initial license fee of $400,000 and up to an aggregate of $2.8 million in additional payments upon the achievement of certain milestones.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management’s application of its accounting policies.

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

New Authoritative Pronouncements

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

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be reported and disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of control effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II.    OTHER INFORMATION

Item 6.  Exhibits.

10.1	BAU Analysis and Partnering Letter of Intent dated March 3, 2008†
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 7, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neuro-Hitech, Inc.
(Registrant)

Date: May 14, 2008	By:	/s/ Gary T. Shearman
Gary T. Shearman
President and Chief Executive Officer

Date: May 15, 2008	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer