Form 10-Q
period 2008-06-30
Neuro-Hitech, Inc.
filed 2008-08-12
CIK 1328511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do Not Check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: July 28, 2008

Common Stock   31,520,303

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

NEURO-HITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2008	2007
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$1,337,724	$6,137,592
Accounts receivable	170,400	63,300
Inventory	328,370	33,821
Prepaid expenses	486,160	11,861
Total current assets	2,322,654	6,246,574

Fixed assets, net of accumulated depreciation of $6,241 and $4,747 at June 30, 2008 and December 31, 2007, respectively	2,754	4,248
Intangible assets, net of accumulated amortization of $108,129 and $0 at June 30, 2008 and December 31, 2007, respectively	12,867,348	-
Security deposit	13,226	13,226
Total assets	$15,205,982	$6,264,048

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,268,068	$1,000,399
Convertible note payable accrued interest of $10,274 and $0 at June 30, 2008 and December 31, 2007, respectively	10,274	-
Subordinated note payable-current portion, including accrued interest of $14,384 and $0 at June 30, 2008 and December 31, 2007, respectively	1,014,384	-
Accrued sales allowance	1,418,099	-
Total current liabilities	3,710,825	1,000,399

Long-Term Liabilities
Convertible note payable, net of current portion	3,000,000	-
Subordinated note payable, net of current portion	2,000,000	-
Total liabilities	8,710,825	-

Stockholders' Equity:
Common stock, $.001 par value, 44,999,990 shares authorized, 31,520,303 and 14,004,853 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	31,520	14,005
Subscriptions receivable	(182,000)	-
Additional paid-in capital	46,438,536	38,080,297
Accumulated deficit	(39,792,899)	(32,830,653)

Total stockholders' equity	6,495,157	5,263,649

Total liabilities and stockholders' equity	$15,205,982	$6,264,048

(1) Derived from audited financial statements

See accompanying notes to Unaudited Consolidated Financial Statements.

NEURO-HITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-month period ended		For the six-month period ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$196,312	$56,885	$387,139	$251,285

Cost of goods sold	92,039	10,503	191,396	111,057

Gross Profit	104,273	46,382	195,743	140,228

Operating expenses:
Selling, general and administrative expenses	4,542,353	1,586,733	5,641,650	2,357,594
Research and development costs	452,744	890,614	1,553,408	1,722,664

Total operating expenses	4,995,097	2,477,347	7,195,058	4,080,258

Operating loss	(4,890,824)	(2,430,965)	(6,999,315)	(3,940,030)

Other income (expense):
Interest income (expense)	(1,719)	59,081	37,069	120,287

Net loss	$(4,892,543)	$(2,371,884)	$(6,962,246)	$(3,819,743)

Basic and diluted loss per common share	$(0.27)	$(0.19)	$(0.43)	$(0.31)

Basic and diluted weighted average common shares outstanding	18,403,468	12,339,647	16,216,370	12,229,822

See accompanying notes to Unaudited Consolidated Financial Statements.

NEURO HI-TECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six-month period ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(6,962,246)	$(3,819,743)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,494	1,499
Amortization of intangible asset	108,129	-
Fair value of options, warrants, and stock appreciation rights	3,293,688	1,195,359
Fair value of shares issued for services	422,450	-
Changes in operating assets and liabilities:
Accounts receivable	(107,100)	(24,585)
Inventory	(81,677)	18,484
Prepaid expenses	(474,299)	(19,985)
Deferred charges	-	58,785
Accounts payable and accrued expenses	167,667	(119,133)
Accrued interest on convertible note payable	10,274	-
Accrued interest on subordinated note payable	14,384	-

Net cash used in operating activities	(3,607,236)	(2,709,319)

Cash flows used in investing activities:
Acquisition of intangible asset, net of cash acquired	(4,303,582)	-

Net cash used in investing activities	(4,303,582)	-

Cash flows from financing activities:
Proceeds from exercise of options	-	45,824
Issuance of common stock pursuant to private placement	3,110,950	2,220,805

Net cash provided by financing activities	3,110,950	2,266,629

Net decrease in cash	(4,799,868)	(442,690)

Cash and cash equivalent, beginning of period	6,137,592	4,705,195

Cash and cash equivalent, end of period	$1,337,724	$4,262,505

Supplemental disclosures of cash flow information:
Cash paid for taxes	$-	$-

Cash paid for interest	$-	$-

Noncash investing and financing activities:
Fair value of Common Stock issued in connection with the acquisiton of intangible assets	$1,366,666	-

See accompanying notes to Unaudited Consolidated Financial Statements.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

[1] Nature of Operations

Neuro-Hitech, Inc. (the “Company” or “Neuro-Hitech”) is a specialty pharmaceutical company focused on developing, marketing and distributing branded and generic pharmaceutical products primarily in the cough and cold markets. The Company sells its products domestically through U.S. based distributors.

On June 6, 2008, the Company acquired the capital stock of MCR American Pharmaceuticals, Inc., a Florida corporation (“MCR”) and AMBI Pharmaceuticals, Inc., a Florida corporation (“AMBI”) pursuant to an Amended and Restated Stock Purchase Agreement (the “Purchase Agreement”), by and among the Company, GKI Acquisition Corporation, the Company’s wholly-owned subsidiary (“GKI”), and David Ambrose (“Seller”), the sole stockholder of MCR and AMBI. The Company acquired GKI pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated June 5, 2008, by and among the Company, GKI Acquisition Sub, Inc., GKI and Timothy J. Ryan, Matthew Colpoys, Jr. and Phillip J. Young. MCR and AMBI are now subsidiaries of the Company and conduct the Company’s principal business.

Prior to June 6, 2008, the Company had been focused primarily on technologies that address investigational compounds that have the potential to show clinical improvements versus current treatments for Alzheimer’s disease, Epilepsy and other central nervous system applications. The Company’s most advanced product candidate targeting these needs is Huperzine A which completed a Phase II clinical trial in the U.S. earlier this year for efficacy and safety in the treatment of mild to moderate Alzheimer’s disease. In addition to Huperzine A, the Company has worked on two pre-clinical development programs: one for second generation anti-amyloid compounds or disease modifying drugs for Alzheimer’s disease and, secondly, development of a series of compounds targeted to treat and prevent epilepsy.

In view of the results of the Phase II clinical trial, the cost associated with additional trials, and the acquisition of MCR and AMBI, the Company is principally focusing on the development, marketing and distribution of branded and generic pharmaceutical products targeted to the cough and cold markets. The Company continues to explore the potential development of collaborative, joint and strategic alliances and licensing arrangements with one or more pharmaceutical companies for the further development of Huperzine A and its pipeline of other compounds.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of normal recurring nature. The operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. For the six month period ended June 30, 2008 the Company generated a net loss of approximately $7 million. Until its acquisition of MCR and AMBI, the Company’s revenue was a result of the importation and sale of inventories of natural Huperzine to vitamin and supplement suppliers. The majority of the Company’s working capital requirements to date have been funded through the Company’s private placement of equity securities to founders and to institutional and individual investors. Management intends to fund future operations through the sale of its products as well as additional equity or debt offerings.

There can be no assurance that the Company will be successful in obtaining additional funds at the level needed for long-term operations or on terms acceptable to the Company. In addition, there can be no assurance, assuming the Company is successful in distributing its products, realizing revenues and obtaining new equity or debt offerings that the Company will achieve profitability or positive operating cash flow. The Company is incurring significant losses, which give rise to questions about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

[2] Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of Marco Hi-Tech JV Ltd. and Q-RNA, Inc, for the six month periods ended June 30, 2008 and 2007, respectively, and MCR and AMBI from June 6, 2008 through June 30, 2008. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. During the six-month period ended June 30, 2008, the Company had bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

Product Concentration

All of the Company’s revenues were derived from the sale of its products in the United States to a small group of customers. One customer accounted for 90% of sales of natural Huperzine during the three and six month periods ended June 30, 2008. Sales to two customers of the Company’s pharmaceutical products accounted for 89% of revenue following the acquisition of MCR and AMBI.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair value due to their short-term maturities. The carrying amounts of the convertible note and the subordinated note approximate their fair value based on the Company’s incremental borrowing rate.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all deferred tax assets will not be realized. Penalties and interest on underpayment of taxes are reflected in the Company’s effective tax rate.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the realization of receivables, the valuation of share-based payments, the impairment valuation of goodwill, the allocation of the purchase price of the acquisition among various types of intangible assets and accrued sales allowance. Actual results will differ from these estimates.

Revenue Recognition

Revenue is recognized when it is earned. The Company’s revenue recognition policies are in compliance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”. The Company recognizes revenues from the sale of pharmaceutical products, including shipping fees, if any, upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable, if uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer.

Revenue from sales of the Company’s products are recorded, net of returns and other sales allowances.  Other sales allowances include cash discounts, rebates, trade promotions, and sales incentives.  According to the terms of a sales contract, and consistent with industry practices, a customer may return products up to a maximum amount and under certain conditions.  Allowances are calculated based upon current economic conditions, the underlying contractual terms with both direct and indirect customers, the remaining time to expiration of the products and an evaluation of the levels of inventories held by the Company’s distributors.  The excess of allowance for returns over the gross amount of receivables is recorded as accrued sales allowance.  The excess of allowance for returns and other sales allowance over the gross amount of receivables amounted to approximately $1.4 million at June 30, 2008 and is shown as accrued sales allowances in the accompanying consolidated balance sheet.  The Company continually monitors its assumptions, giving considerations to pricing trends, seasonality of its product lines and estimated trade inventory levels and makes adjustments to these estimates when it believes that its actual sales returns and sales allowances in the future will differ from its estimate.

Inventories

The Company maintains an inventory of pharmaceutical products and samples.  Inventories are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The options and warrants outstanding at June 30, 2008 and 2007 have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

Common share equivalent are as follows:

	June 30, 2008	June 30, 2007
Options	6,238,078	348,164
Warrants	3,936,945	1,941,491
Convertible note	1,500,000	-
	11,675,023	2,289,655

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset.

Share-Based Payments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted shares, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued SAB 107. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of equity awards, including stock options and stock appreciation rights granted to employees using the “modified prospective” method. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Research and Development Costs

All research and development costs are expensed as incurred and include costs paid to sponsored third parties to perform research and conduct clinical trials.

Segment reporting

The Company operates in one segment, marketing of pharmaceutical products. The Company’s chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company’s statement of operations.

Recent Pronouncements

The FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB No.141 R is effective for fiscal years beginning after December 15, 2008. FAS No. 141 R may have any impact on its financial statements if the Company has another acquisition.

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

In March 2008, the FASB issued FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

[3] Common Stock and Business Combinations

Business Combinations

On June 5, the Company acquired GKI pursuant to the Merger Agreement. The Merger Agreement provided for, among other things, the issuance of an aggregate of 1,700,000 shares of the Company’s common stock to three individuals, one of whom became our chief executive officer and another who became a director immediately following the merger. The shares issued to these three stockholders are subject to a lock-up agreement which restricts, for each of them, the sale of 25% of the issued shares until September 5, 2009, an additional 25% of the issued shares until February 5, 2010, an additional 25% of the issued shares until July 5, 2010 and the remaining 25% of the issued shares until December 5, 2010.

On June 6, 2008, the Company acquired the capital stock of MCR and AMBI pursuant to the Purchase Agreement. The consideration paid to Seller pursuant to the Purchase Agreement consisted of: (i) $4,410,000 in cash of which $410,000 is in escrow pending satisfaction of the payment of certain indebtedness of MCR and AMBI, (ii) 1,333,333 shares of the Company’s common stock, (iii) a Convertible Note in the principal amount of $3,000,000 (the “Convertible Note”) and (iv) a Subordinated Note in the amount of $3,000,000 (the “Subordinated Note”). The shares issued to the Seller are subject to a lock-up agreement which restricts the Seller from selling the shares prior to June 6, 2009.

Concurrent with the completion of the aforementioned transactions, the Company issued 300,000 shares of its common stock to an individual in lieu of payment for services rendered in connection with the transactions.

The acquisition of the operations of MCR and AMBI was accounted for pursuant to the Financial Accounting Standard (“FAS”) No. 141, Business Combinations, which provides that the assets and liabilities acquired and the equity interest issued are initially recognized at the date of acquisition and measured at the fair value of the net assets acquired and consideration exchanged. Additionally, FAS No. 141 provides that the results of operations of the acquired entity after the effective date of acquisition be consolidated in the results of operations of the acquirer.

The total aggregate purchase price, including professional fees of $492,624 incurred in connection with the acquisition, amounts to $13,377,451. The aggregate purchase price consists of the following:

Cash	$4,492,624
Notes	6,000,000
Fair value of shares	1,366,666
Assumption of liabilities	1,518,161
$13,377,451

The purchase price has initially been allocated as follows:

Cash	$189,042
Inventory	212,872
Intangible assets	12,975,537
$13,377,451

The fair value of the shares issued pursuant to this transaction was based on the quoted closing price per share of the Company’s common stock on the acquisition date.

The Company has not finalized the allocation of the purchase price between all intangible assets. It intends to obtain an independent valuation of the intangible assets within the next six months.

The intangible assets resulting from this transaction are primarily attributable to the customer contracts and related relationships, noncontractual customer relationships, royalty agreements, supply contracts, drug formulas, brand names , distribution networks, and governmental registrations.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Private Placement Offerings

During the six month period ended June 30, 2008, the Company issued 13,172,000 shares of its common stock pursuant to two private placements, which generated proceeds of $3,111,000, net of subscription receivable of $182,000.

During the six month period ended June 30, 2007, the Company issued 464,196 shares of its common stock and warrants to purchase 232,098 shares pursuant to a private placement, which generated gross proceeds of $2,220,805. The warrants issued in this private placement are exercisable at a price of $7 per share and expire on November 29, 2011.

Stock based compensation

During June 30, 2008 and 2007, the Company recorded share-based payments expenses amounting to $3,293,688 and $663,364, respectively, in connection with all options and stock appreciation rights outstanding at the respective measurement dates. The amortization of share-based payments were recorded in selling, general, and administrative expenses during the six month period ended June 30, 2008 and 2007.

The total compensation cost related to nonvested options and stock appreciation rights not yet recognized amounted to approximately $2,116,414 at June 30, 2008 and the Company expects that it will be recognized over the following weighted-average period of 18 months.

The share-based payments are based on the fair value of the outstanding options and stock appreciation rights amortized over the requisite period of service for option holders, which is generally the vesting period of the options.

The fair value of the options and stock appreciation rights is based on the Black Scholes Model using the following assumptions :

	Six month period ended	Six month period ended
	June 30, 2008	June 30, 2007
Exercise price :	$0.44 - $5.85	$5.85 - $7.97
Market price at date of grant :	$0.41 - $0.45	$5.85 - $7.97
Volatility :	121.63%	57.90%
Expected dividend rate :	0%	0%
Expected terms:	4 - 5 years	5 years
Risk-free interest rate :	3.2 - 3.52%	4.56 - 4.99%
Stock options granted:	4,000,000	291,009
Stock appreciation rights granted:	365,000	-

The expected volatility was based on the average historical volatility of comparable publicly-traded companies considering the Company’s period of observable historical data is shorter than the terms of the options.

The Company’s policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock.

Option Exercises

In addition to the aforementioned private placements, the Company received approximately $45,824 from the exercise of stock options to purchase 12,059 shares during the six months ended June 30, 2007.  There were no options exercised during the six months ended June 30, 2008.

Shares Issued for Services

The Company issued 960,000 shares of its common stock to its employees and board members for services rendered during the six-month period ended June 30, 2008. The fair value of such shares amounted to $422,000.

The fair value of the shares issued pursuant to these transactions was based on the quoted closing price per share of the Company’s common stock on the date of grant.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

[4] Promissory Notes Payable

Convertible Note Payable

The Convertible Note issued pursuant to the Purchase Agreement bears interest at 5% per annum and requires quarterly payments of accrued interest, with the principal balance and any unpaid interest due at maturity on June 6, 2011. The Convertible Note is convertible at the option of the holder into up to 1,500,000 shares of the Company’s common stock. The Company owes $3,000,000 and $10,274 in principal and accrued interest, respectively, at June 30, 2008.

Subordinated Note Payable

The Subordinated Note issued pursuant to the Purchase Agreement bears interest at 7% per annum and requires payments of $500,000 plus accrued interest on each of December 6, 2008, June 6, 2009, December 6, 2009 and June 6, 2010, with an additional $1,000,000, plus any accrued but unpaid interest on June 6, 2010.

At the Company’s option, the Maturity Date may be extended by one year to June 6, 2011, provided, however, that the interest on the outstanding principal of the note be increased during the one year period to 14% per annum, compounded quarterly, with 50% of the interest during such one year period payable in cash and the remaining 50% of the interest during such one year period payable in the Company’s common stock at $2.00 per share. Except for the cash portion of the interest during the extension period, the Company may make any payment under the Subordinated Note by issuing shares of Company’s common stock at $2.00 per share. The Company owes $3,000,000 and $ 14,384 in principal and accrued interest, respectively, at June 30, 2008.

[5] Research and License Agreements

Georgetown University

In December 2003, the Company entered into a clinical research agreement, which was amended in November 2005 and October 2007, with Georgetown University pursuant to which Georgetown provided the Company with Phase II research. The costs associated with this agreement totaled $5,336,842 and were partially funded by the National Institutes of Health. The Company’s portion of the total cost was $4,036,842, and is paid in installments upon the achievement of certain milestones.

For the six months ended June 30, 2008 and 2007, the payments made or accrued by the Company to Georgetown under the terms of the clinical research agreement were approximately $785,000 and $551,000, respectively, and the total payments made by the Company to Georgetown since inception of the agreement were $3,895,972. These costs are reflected in the Research and Development caption of the Statement of Operations.

The Company expects to incur additional expenses in 2008 payable to Georgetown of $140,870 related to an open label extension which expired in June 2008.

Org Syn Laboratory, Inc.

On February 1, 2006, the Company entered into an exclusive development agreement with Org Syn for the development of synthetic Huperzine A. Org Syn received an aggregate of $175,894 upon the execution of the Agreement. For the six months ended June 30, 2008 and 2007, the Company did not make any payments to Org Syn. The 2007 payment was reflected in the Research and Development caption of the Statement of Operations.

Xel Herbaceuticals, Inc.

On March 15, 2006, the Company entered into a development agreement with Xel Herbaceuticals, Inc. (“XEL”) for the development of the Huperzine A Transdermal Delivery System (“Delivery Product”). For the six months ended June 30, 2008 and 2007, the total payments made by the Company to XEL under this agreement were approximately $92,500 and $648,800, respectively, and are reflected in the Research and Development caption of the Statement of Operations.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dalhousie License Agreements (PARTEQ)

As part of the acquisition of Q-RNA, the Company assumed exclusive License Agreements with PARTEQ Research and Development Innovations (“PARTEQ”), the technology licensing arm of Queens University, Kingston, Ontario, Canada.

Under the terms of the Exclusive Patent License Agreement with PARTEQ which was amended in early 2007, the Company will pay fixed annual fees of C$282,944.  Under the terms of the Exclusive Patent License Option Agreement with PARTEQ which was amended in early 2007, the Company will pay fixed annual fees of C$150,800.

For the six months ended June 30, 2008 and 2007, the payments made or accrued by the Company to PARTEQ under these agreements were $326,676 and $151,721, respectively, and are reflected in the Research and Development caption of the Statement of Operations.

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

After completing its review and delivering a report of its findings to the Company, the Company will consider Numoda’s findings and Numoda will assist the Company in interpreting and presenting the results to potential licensing partners, purchasers and/or acquisition or merger candidates.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following chart estimates the fixed annual research and development costs of the Company, excluding any exercise of the option under the Epilepsy Agreement and any milestone payments to Numoda or XEL.

Year	Amount
2009	$465,000
2010	20,000
2011	0
2012	0
Total	$485,000

[6] Pro Forma Information

Supplemental pro forma information that discloses the results of operations for the six-month period ended June 30, 2008 and 2007 as though the acquisition of MCR and AMBI had been completed as of the beginning of the period being reported on is as follows:

	Six-month period ended					Six-month period ended
	June 30, 2008					June 30, 2007
	Neuro-Hitech	MCR/AMBI	Pro Forma Adjustment		Total	Neuro-Hitech	MCR/AMBI	Pro Forma Adjustment		Total

Revenues	$387,139	$1,322,557	$-		$1,709,696	$251,285	$3,899,874	$-		$4,151,159
Cost of goods sold	191,396	1,007,034	-		1,198,430	111,057	797,753	-		908,810

Gross profit	195,743	315,523	-		511,266	140,228	3,102,121	-		3,242,349

Operating expenses:
Selling, general, & administrative	5,641,650	1,882,906	649,674	(a)	8,174,230	2,357,594	2,105,975	649,674	(a)	5,113,243
Product development	-	428,035	-		428,035	-	254,479	-		254,479
Research & development costs	1,553,408	-	-		1,553,408	1,722,664	-	-		1,722,664

Total operating expenses	7,195,058	2,310,941	649,674		10,155,673	4,080,258	2,360,454	649,674		7,090,386

Operating income (loss)	(6,999,315)	(1,995,418)	(649,674)		(9,644,407)	(3,940,030)	741,667	(649,674)		(3,848,037)

Other income (expense):
Interest income (expense)	37,069	(16,192)	(180,000)	(b)	(159,123)	120,287	(41,080)	(180,000	)(b)	(100,793)

Net income (loss)	$(6,962,246)	$(2,011,610)	$(829,674)		$(9,803,530)	$(3,819,743)	$700,587	$(829,674)		$(3,948,830)

Basic and diluted loss per Common share	$(0.43)	N/A	N/A		$(0.33)	$(0.31)	N/A	N/A		$(0.14)

Basic and diluted weighted average common shares outstanding	16,216,370	N/A	13,272,666	(c)	29,489,036	12,229,822	N/A	15,433,333	(c)	27,663,155

(a)
Represents the amortization of intangible assets acquired pursuant to the acquisition of AMBI and MCR, based on its initial valuation of the various intangible assets acquired as if the acquisition occurred at the beginning of the six month periods ended June 30, 2008 and 2007, respectively.

(b)
Consists of the interest related to the convertible and subordinated note payable issued pursuant to the acquisition of MCR and AMBI as if the acquisition occurred at the beginning of the six month periods ended June 30, 2008 and 2007, respectively.

(c)
Consists of 3,333,333 shares of issued pursuant to the acquisition of MCR and AMBI and 12,100,000 shares issued pursuant to a private placement to partially fund the purchase price of MCR and AMBI as if the acquisition occurred at the beginning of the six month periods ended June 30, 2008 and 2007, respectively.

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

History

Prior to June 6, 2008, the Company had been focused primarily on technologies that address investigational compounds that have the potential to show clinical improvements versus current treatments for Alzheimer’s disease, Epilepsy and other central nervous system applications. The Company’s most advanced product candidate targeting these needs is Huperzine A which completed a Phase II clinical trial in the U.S. earlier this year for efficacy and safety in the treatment of mild to moderate Alzheimer’s disease. In addition to Huperzine A, the Company has worked on two pre-clinical development programs: one for second generation anti-amyloid compounds or disease modifying drugs for Alzheimer’s disease and, secondly, development of a series of compounds targeted to treat and prevent epilepsy.

On June 6, 2008, the Company acquired the capital stock of MCR American Pharmaceuticals, Inc., a Florida corporation (“MCR”), and AMBI Pharmaceuticals, Inc., a Florida corporation (“AMBI”), pursuant to an Amended and Restated Stock Purchase Agreement (the “Purchase Agreement”), by and among the Company, GKI Acquisition Corporation, the Company’s wholly-owned subsidiary (“GKI”) and David Ambrose (“Seller”), the sole stockholder of MCR and AMBI. The Company acquired GKI pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated June 5, 2008, by and among the Company, GKI Acquisition Sub, Inc., GKI and Timothy J. Ryan, Matthew Colpoys, Jr. and Phillip J. Young. MCR and AMBI are now subsidiaries of the Company and conduct the Company’s principal business.

As a result of the acquisition of MCR and AMBI, the Company is now a specialty pharmaceutical company principally focused on developing, marketing and distributing branded and generic pharmaceutical products primarily in the cough and cold markets. The Company sells its products domestically through U.S. based distributors.

Until its acquisition of MCR and AMBI, the Company’s revenue was a result of the importation and sale of inventories of natural Huperzine to vitamin and supplement suppliers. The majority of the Company’s operations to date have been funded through the Company’s private placement of equity securities.

Results of Operations

In view of the results of the Phase II clinical trial, the cost associated with additional trials, and the acquisition of MCR and AMBI, the Company is principally focusing on the development, marketing and distribution of branded and generic pharmaceutical products primarily in the cough and cold markets. The Company continues to explore the potential development of collaborative, joint and strategic alliances and licensing arrangements with one or more pharmaceutical companies for the further development of Huperzine A and its pipeline of other compounds. The Company continually evaluates merger and/or acquisition opportunities.

The following discussion provides comparisons of the Company’s results of operations for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007. The Company’s results of operations reported herein have been significantly affected by the acquisition of MCR and AMBI. Accordingly, the results of operations for the periods prior to the acquisition of MCR and AMBI are not comparable to periods after the acquisition of MCR and AMBI.

The following tables include selected consolidated statement of operations and other data for the three and six months ended June 30, 2008 and 2007.

	For the three-month period ended				For the six-month period ended
	June 30,		2008 vs 2007		June 30,		2008 vs 2007
	2008	2007	($)	(%)	2008	2007	($)	(%)
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)

Revenues	$196,312	$56,885	$139,427	245%	$387,139	$251,285	$135,854	54%

Cost of goods sold	92,039	10,503	81,536	NM	191,396	111,057	80,339	NM

Gross Profit	104,273	46,382	57,891	125%	195,743	140,228	55,515	40%

Operating expenses:
Selling, general and administrative expenses	4,542,353	1,586,733	2,955,620	186%	5,641,650	2,357,594	3,284,056	139%
Research and development costs	452,744	890,614	(437,870)	-49%	1,553,408	1,722,664	(169,256)	-10%

Total operating expenses	4,995,097	2,477,347	2,517,750	102%	7,195,058	4,080,258	3,114,800	76%

Operating loss	(4,890,824)	(2,430,965)	2,459,859	101%	(6,999,315)	(3,940,030)	3,059,285	78%

Other income (expense):
Interest income (expense)	(1,719)	59,081	60,800	NM	37,069	120,287	83,218	NM

Net loss	$(4,892,543)	$(2,371,884)	$2,520,659	106%	$(6,962,246)	$(3,819,743)	$3,142,503	82%

NM: Not meaningful

Revenues

Revenues consist of sales of pharmaceutical products adjusted for any allowance for product returns and sales of natural Huperzine to vitamin and supplement suppliers.

The Company had revenues from operations of $196,312 for the quarter ended June 30, 2008, a 245% increase from the $56,885 in revenue achieved for the quarter ended June 30, 2007. The Company had revenues from operations of $387,139 for the six months ended June 30, 2008, a 54.1% increase from the $251,285 in revenue achieved for the six months ended June 30, 2007. The increase in revenue was attributable to the revenue from the sale of products following the acquisition of MCR and AMBI which was effective on June 6, 2008.

Cost of Goods Sold

Cost of goods sold as a percentage of the Company’s revenue was 46.9% for the quarter ended June 30, 2008, compared with 18.5% for the quarter ended June 30, 2007. Cost of goods sold as a percentage of the Company’s revenue was 49.4% for the six months ended June 30, 2008, compared with 44.2% for the six months ended June 30, 2007. The increase in the cost of goods sold as a percentage of the Company’s revenue was attributable to additional costs of goods sold associated with revenues following our acquisition of MCR and AMBI.

Selling, general, and administrative expenses

Selling, general, and administrative expenses generally consists of share-based and cash compensation to our employees and consultants who support our operations as well as professional fees, insurance costs, and investor relations.

The Company’s total selling, general and administrative expenses increased from $1,586,733 for the quarter ended June 30, 2007 to $4,542,353 for the quarter ended June 30, 2008, an increase of approximately 186%. The Company’s total selling, general and administrative expenses increased from $2,357,594 for the six months ended June 30, 2007 to $5,641,650 for the six months ended June 30, 2008, an increase of approximately 139%. These increases during the two periods were the result of share-based payments of approximately $2.7 million associated with the forfeiture of options granted in prior years, the grant of options and stock appreciation rights granted in the second quarter of 2008 as well as increases in salaries and employee benefit expenses, professional fees and occupancy costs following the Company’s acquisition of MCR and AMBI.

Research and development costs

The Company’s research and development costs decreased from $890,614 for the quarter ended June 30, 2007 to $452,744 for the quarter ended June 30, 2008, a decrease of $437,870, or approximately 49.2%.  The Company’s research and development costs decreased from $1,772,664 for the six months ended June 30, 2007 to $1,553,408 for the six months ended June 30, 2008, a decrease of $219,256, or approximately 12.4%.  The decrease in research and development expenses during both periods is attributable to a reduction in the Company’s clinical development programs following the announcement of its Phase II results for Huperzine A.

Georgetown

In December 2003, the Company entered into a clinical research agreement, which was amended in November 2005 and October 2007, with Georgetown University pursuant to which Georgetown provided the Company with Phase II research. The costs associated with this agreement totaled $5,336,842 and were partially funded by the National Institutes of Health. The Company’s portion of the total cost is $4,036,842, paid in installments upon the achievement of certain milestones.

For the three months ended June 30, 2008 and 2007, the payments made or accrued by the Company to Georgetown under the terms of the clinical research agreement were approximately $255,905 and $250,000, respectively. For the six months ended June 30, 2008 and 2007, the payments made or accrued by the Company to Georgetown under the terms of the clinical research agreement were approximately $785,305 and $551,000, respectively. The total payments made by the Company to Georgetown since inception of the agreement were approximately $3,895,972. These costs are reflected in the Research and Development caption of the Statement of Operations.

The Company expects to incur additional expenses in 2008 payable to Georgetown of $140,870 related to an open label extension which expired in June 2008.

Xel Herbaceuticals, Inc.

On March 15, 2006, the Company entered into a development agreement with Xel Herbaceuticals, Inc. (“XEL”) for the development of the Huperzine A Transdermal Delivery System (“Delivery Product”). For the three months ended June 30, 2008 and 2007, the Company paid XEL approximately $0 and $277,500, respectively. For the six months ended June 30, 2008 and 2007, the Company paid XEL approximately $92,500 and $648,800, respectively. Payments to XEL are reflected in the Research and Development caption of the Statement of Operations.

Dalhousie License Agreements (PARTEQ)

As part of the acquisition of Q-RNA, the Company assumed exclusive License Agreements with PARTEQ Research and Development Innovations (“PARTEQ”), the technology licensing arm of Queens University, Kingston, Ontario, Canada.

Under the terms of the Exclusive Patent License Agreement with PARTEQ which was amended in early 2007, the Company will pay fixed annual fees of C$282,944.  Under the terms of the Exclusive Patent License Option Agreement with PARTEQ which was amended in early 2007, the Company will pay fixed annual fees of C$150,800.

For the three months ended June 30, 2008 and 2007, the payments made or accrued by the Company to PARTEQ under these agreements have been approximately $205,711 and $149,814, respectively. For the six months ended June 30, 2008 and 2007, the payments made or accrued by the Company to PARTEQ under these agreements have been approximately $326,676 and $151,721, respectively. The payments made or accrued by the Company to PARTEQ under these agreements are reflected in the Research and Development caption of the Statement of Operations.

The Company invests any cash and cash equivalents not used for working capital in short-term, interest-bearing, investment-grade securities or accounts. In the three months ended June 30, 2008, the Company incurred an expense of $1,719 related to interest income and dividend income, compared to $59,081 generated in the three months ended June 30, 2007. In the six months ended June 30, 2008, the Company generated $37,069 in interest income and dividend income, compared to $120,287 in the six months ended June 30, 2007. The decrease is attributable to a decrease in the balance of the Company’s cash and cash equivalents during the current periods and a decrease in the rate of interest paid on the Company’s cash and cash equivalents.

Liquidity and Capital Resources

Presently, the Company expects that its available cash, cash equivalents and interest income earned may not be sufficient to meet its operating expenses and capital requirements for the next 12 months. If the Company fails to raise additional capital it may not have sufficient cash to meet future operating expenses and capital requirements during this period or in future periods. Even with additional capital, the Company may not be able to execute its current business plan nor fund its operations long enough to achieve positive cash flow. Furthermore, the Company may be forced to implement more significant reductions of its expenses and cash expenditures, which would impair the Company’s ability to execute its business operations.

Prior to the Company’s acquisition of MCR and AMBI, the Company generated limited revenue from operations. The Company expects that it will generate revenue from the sale of its pharmaceutical products and limited operating revenue from the sale of natural Huperzine. If the sale of its pharmaceutical products is not sufficient to meet its working capital needs, the Company may need to raise capital through the sale of its securities or debt offerings.

Historically, the principal uses of the Company’s cash and cash equivalents have been conducting the Phase II clinical trials, developing alternative delivery technologies, improving on the synthetic processes, and continuing to fund pre-clinical compounds associated with the agreements with PARTEQ. The Company expects that the principal use of its cash and cash equivalents now, following its acquisition of MCR and AMBI, will be related to the sale of its pharmaceutical products to the cough and cold markets, and the expansion of its business. Although the Company has developed plans related to its operations, management continues to retain significant flexibility for the uses of Company funds. In addition to meeting its working capital needs, the Company may also use its cash and cash equivalents to acquire additional products, technologies or businesses.

During the six-month period ended June 30, 2008 the Company used approximately $3.6 million in its operating activities. The cash used in operating activities consisted primarily of the following:

•
Net loss of approximately $7.0 million, adjusted for share-based payments aggregating $3.7 million and the amortization of intangible assets acquired pursuant to the MCR and AMBI acquisition amounting to approximately $108,000;

•
A decrease in accounts receivable of approximately $107,000 which is primarily due to quicker collection cycles experienced from one of the Company’s clients at June 30, 2008 then at December 31, 2007;

•	A decrease in deferred charges related to the Phase II results; and
•	An increase in accounts payable and accrued expenses of approximately $168,000 primarily due to payables assumed from the acquisition of MCR and AMBI

During the six-month period ended June 30, 2008, the net cash consideration paid for MCR and AMBI amounted to approximately $4.3 million.

During the six-month period ended June 30, 2008, the Company issued shares of its common stock which generated proceeds of approximately $3.1 million.

The Company expects to incur additional expenses in 2008 payable to Georgetown of $140,870 related to an open label extension which expired in June 2008. The Company also expects to continue making payments to PARTEQ of C$108,000 each quarter as a result of the renewal of the Alzheimer’s Agreement and Epilepsy Agreement with PARTEQ. The Company may also incur additional expenses if it pursues certain contractual rights or activities that are at its discretion, including exercising its option to license the Delivery Product in North America from XEL.

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

To fund the implementation of its business plan, the Company has historically engaged in equity financing through existing investors and potential new investors. If the Company does not enter into a Transaction that provides it additional liquidity, or the sales of its pharmaceutical products are not sufficient to provide it needed liquidity, it may engage in additional financing efforts. Additional funds may not be available or not available on acceptable terms, if at all. Given the anticipated cash expenditures, the potential cash requirements and the lack of sufficient cash to fully fund those expenses, the Company is continually analyzing alternative ways in which it can preserve its cash and cash equivalents. If the Company is unable to raise additional financing and is forced to take such measures, they may materially harm the Company’s prospects, financial condition and future operations.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without Interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset.

Revenue Recognition

Revenue is recognized when it is earned. The Company’s revenue recognition policies are in compliance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”. The Company recognizes revenues from the sale of pharmaceutical products, including shipping fees, if any, upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable, if uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer.

Revenue from sales of the Company’s products are recorded, net of returns and other sales allowances.  Other sales allowances include cash discounts, rebates, trade promotions, and sales incentives.  According to the terms of a sales contract, and consistent with industry practices, a customer may return products up to a maximum amount and under certain conditions.  Allowances are calculated based upon current economic conditions, the underlying contractual terms with both direct and indirect customers, the remaining time to expiration of the products and an evaluation of the levels of inventories held by the Company’s distributors.  The excess of allowance for returns over the gross amount of receivables is recorded as accrued sales allowance.  The excess of allowance for returns and other sales allowance over the gross amount of receivables amounted to approximately $1.4 million at June 30, 2008 and is shown as accrued sales allowance in the accompanying consolidated balance sheet.  The Company continually monitors its assumptions, giving considerations to pricing trends, seasonality of its product lines and estimated trade inventory levels and makes adjustments to these estimates when it believes that its actual sales returns and sales allowances in the future will differ from its estimate.

New Authoritative Pronouncements

The FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB No.141 R is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 141 R will have any impact on its financial statements.

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

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

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

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

PART II.    OTHER INFORMATION

Item 1A. Risk Factors

We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Risks Related to Our Business

We have limited cash available, and we may not have sufficient cash to continue our business operations.

As of June 30, 2008 the Company had approximately $1.3 million available in cash and cash equivalents. The Company expects to continue to incur losses in future months as the Company engages in further expenditures as it pursues its business plan.

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

Presently, the Company expects that its available cash, cash equivalents and interest income earned may not be sufficient to meet its operating expenses and capital requirements for the next 12 months. If the Company fails to raise additional capital it may not have sufficient cash to meet future operating expenses and capital requirements during this period or in future periods. Even with additional capital, the Company may not be able to execute its current business plan nor fund its operations long enough to achieve positive cash flow. Furthermore, the Company may be forced to implement more significant reductions of its expenses and cash expenditures, which would impair the Company’s ability to execute its business operations.

We will require significant additional funding and may have difficulty raising needed capital in the future.

The Company’s has not historically generated significant revenue and may not generate sufficient revenue from its operations to meet its future capital requirements. The Company has expended and will continue to expend substantial funds in the operation of its business. The Company will require additional funds to provide for the marketing and distribution of its products. The Company may also require additional funds if it elects to engage in any acquisitions. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable, the Company may have to delay, reduce the scope of or eliminate some of its product development or marketing efforts or forego acquisition opportunities which may materially harm the Company’s business, financial condition and results of operations. The Company’s long term capital requirements are expected to depend on many factors, including:

•	the number of potential products in development;

•	Costs of developing sales, marketing and distribution channels and the Company’s ability to sell its drugs;

•	competing technological and market developments;

•	market acceptance or the Company’s products; and

•	Costs for recruiting and retaining management, employees and consultants.

The Company may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. The Company may seek to raise any necessary additional funds through the issuance of equity securities or debt financings, collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders or otherwise have a material effect on the Company’s current or future business prospects. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, the Company may have to relinquish economic and/or proprietary rights to some of the Company’s technologies or products under development that the Company would otherwise seek to develop or commercialize by itself. If adequate funds are not available, the Company may be required to significantly reduce or refocus its development efforts.

Product returns, product liability claims and product recalls could hurt our profits.

We permit customers to return pharmaceutical products under certain conditions and the amount of product returns may be material. Although we have experienced product returns in the past, it is difficult to estimate what level of product returns we will experience in the future. We believe product returns may represent 10% of the revenue of comparable companies. If we fail to properly estimate the amount of product returns or experience a material increase in product returns our results could be adversely affected.

We also face the risk of exposure to product liability claims. Although we carry product liability insurance; this insurance may not be sufficient to cover potential claims. This insurance may not be available to us in the future at an acceptable cost.

Even after we receive regulatory approval for a product and market it, identification of side effects or manufacturing problems could result in withdrawal of marketing approval or recall of the product or some other corrective action by the FDA or other government agencies that could require:

•	reformulation of the product;
•	additional testing;
•	clinical trials; or
•	changes in the labeling or marketing of the product.

In addition, we may have to issue market withdrawals or take other corrective actions. In May 2007, the FDA announced that companies must stop manufacturing and distributing unapproved time-release dosage forms containing guaifenesin. In anticipation of this announcement, MCR withdrew its products including guaifenesin and reformulated all affected products. If a product recall or withdrawal occurs, it could affect our profits, financial condition and results of operation.

A small number of customers account for a large portion of our sales and the loss of one of them, or changes in their purchasing patterns, could hurt our business.

While we market our products to a large number of doctors and pharmacists, we sell our products to a small number of wholesale drug distributors and a limited number of pharmacies. In 2007, McKesson HBOC, Inc. and Cardinal Health, Inc. represented approximately 37% and 34%, of sales by MCR and AMBI. The loss of any of these distributors could have an adverse effect on our business, financial condition and results of operations. A change in purchasing patterns or a reduction in inventory carrying levels by any of these distributors could have a material adverse impact on our results of operation. Additionally, the distribution network for pharmaceutical products has been subject to increasing consolidation. As a result, a few large wholesale distributors control a large share of the market. Further consolidation or financial difficulties of these distributors could result in the combination or elimination of warehouses that could increase product returns or delay product purchases to reduce inventory levels at the distributor.

If third-party payors do not reimburse patients for our products, our sales and profits could decline.

Third-party payors, such as the government, private healthcare insurers and managed care organizations, continuously challenge the pricing of medical products and services through their reimbursement policies. If reimbursement for our products is low or non-existent, patients and pharmacies may not continue to choose them. Competition among pharmaceutical companies to place their products on the list of products approved for third-party reimbursement creates downward pricing pressure in the industry. In the past several years there have been federal and state government initiatives or reforms affecting the payment for healthcare services and products, including proposals that would limit reimbursement under the Medicare and Medicaid programs. We anticipate that federal and state governments will continue to review and assess healthcare delivery systems and payment methods especially in light of the anticipated increase in healthcare costs caused by the aging of the population. Reforms may include:

•	controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending;
•	the increased use of managed care contractors by government payors; and
•	price controls on pharmaceutical products.

Any of these reforms could adversely affect our revenues and ability to achieve profitability.

Because we currently have no commercial manufacturing capabilities of our own, we are and will continue to be dependent upon one third party to manufacture products for us.

We have no commercial manufacturing experience and currently outsource all of our product manufacturing to one third−party contract manufacturer. Although we have received sufficient material from that manufacturer to meet our current needs, we do not have any contracts with any other third parties. The termination of our agreement with or any loss of services under that agreement would be difficult for us to replace. We expect to continue to rely on this third party to produce materials required for the commercial production of our products.

There are a limited number of third−party manufacturers that operate under the FDA’s current Good Manufacturing Practices (“GMP”), regulations and that have the necessary expertise and capacity to manufacture our products. Additionally, our current manufacturing needs may not be a large enough volume to appeal to many potential manufacturers. As a result, it may be difficult for us to locate manufacturers for our anticipated future needs. If we are unable to arrange for third−party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able market and sell our products.

Reliance on third−party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party, and the possibility of termination or non−renewal of the agreement by the third party. Dependence upon third parties for the manufacture of our products may reduce our profit margins, or the sale of our products, and may limit our ability to develop and deliver products on a timely and competitive basis.

If our third−party manufacturer does not operate in accordance with current Good Manufacturing Practices, we could be subject to FDA enforcement actions, including the seizure of our products and the halt of our production.

The third−party manufacturer that we currently rely on or any third-party manufacturers we will rely on in the future must continuously adhere to the GMPs set forth in the FDA’s regulations. In complying with GMPs, we and our third−party manufacturer must expend significant time, money and effort in development, testing, production, record keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. The failure to comply with these specifications and other requirements could result in an FDA enforcement action, including the seizure of products and shutting down of production. If our third−party manufacturer is unable to comply with GMPs, our ability to develop, produce and sell our products would be impaired.

We are dependent on our manufacturer party for the development of some of our products.

We currently rely on our manufacturer for the development of our products. Our ability to commercialize the products that we develop and generate revenues from product sales depends on our partner’s ability to assist us in establishing the safety and efficacy of our product candidates, obtaining and maintaining regulatory approvals and achieving market acceptance of the products once commercialized.   If our partner fails to perform as we expect, our potential for revenue from products developed through our strategic relationship could be dramatically reduced.

If we utilize other partners for the development of our products, those partners may elect to delay or terminate development of one or more product candidates, independently develop products that could compete with ours or fail to commit sufficient resources to the marketing and distribution of products developed through their strategic relationships with us.

We may engage in strategic transactions or acquisitions that fail to enhance stockholder value.

From time to time, we may consider possible strategic transactions, including the potential acquisition or licensing of products or technologies or acquisition of companies.

Strategic transactions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Initial dependence on unfamiliar partners;

•	Insufficient revenues to offset increased expenses associated with acquisitions; and

•	The potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership;

•	Assume liabilities;

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs, and restructuring and other related expenses; or

•	Become subject to litigation.

Mergers and acquisitions of pharmaceutical companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way.

The loss of key executives and failure to attract qualified management could limit our growth and negatively impact our results of operations.

We depend highly upon our senior management team, primarily Matthew Colpoys, our Chief Executive Officer and President, and David Barrett, our Chief Financial Officer.  We will continue to depend on management personnel with pharmaceutical industry experience.  At this time, we do not know of the availability of such experienced management personnel or how much it may cost to attract and retain such personnel.  The loss of the services of any member of senior management or the inability to hire experienced management personnel could have a material adverse effect on our financial condition and results of operations.

Because none of our products have been approved by the FDA or subject of FDA-approved new drug applications, we could be subject to FDA enforcement actions.

New drugs must be the subject of a U.S. Food and Drug Administration (“FDA”) approved New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”) demonstrating safety and effectiveness before they may be marketed in the United States.  Some prescription and other drugs marketed by pharmaceutical companies have not been the subject of an FDA-approved marketing application because NDAs or ANDAs requiring demonstration of safety and effectiveness were not required at the time that these active ingredients were initially marketed.  While the FDA reviewed classes of these products in the 1960s and 1970s as part of its Drug Efficacy Study Implementation (“DESI”) program, there are several types of drugs, including some cold and cough drugs, that the FDA has not yet evaluated and remain on the market without FDA approval.

Our products are marketed in the United States without an FDA-approved marketing application because they have been considered by us to be identical, related or similar to products that have existed in the market without an NDA or ANDA.  These products are marketed subject to the FDA’s regulatory discretion and/or enforcement policies.  The FDA has adopted a risk-based enforcement policy concerning unapproved drugs.  The agency has articulated that, in enforcing the NDA requirements, it prioritizes drugs that pose potential safety risks, lack evidence of effectiveness and prevent patients from seeking effective therapies, and those that are marketed fraudulently.  In addition, the FDA has indicated that approval of an NDA for one drug within a class of drugs marketed without FDA approval may also trigger agency enforcement of the other drugs in that class.  Once the FDA issues an approved NDA for one of the drug products at issue or completes the efficacy review for that drug product, it may require us to also file an NDA or ANDA for other drugs in the same class of drugs in order to continue marketing them in the United States.  While the FDA generally allows a one-year grace period, it is not statutorily required to do so.  In addition, although we may be given time to submit a marketing application for a product before the FDA would take enforcement action, the time it takes us to complete the necessary clinical studies and submit an application to the FDA may exceed the one-year grace period, resulting in an interruption of marketing.  It is also possible that the FDA could disagree with our determination that some or all of these products are identical, related or similar to products that have existed in the marketplace without an NDA or ANDA.  In the event the FDA disagrees with our determination that these products are identical, the FDA may file an enforcement action which could result in these products being pulled off the market.  If this were to occur it would have a substantial, negative impact on our business.

The regulatory status of some of our products makes these products subject to increased competition and other regulatory risks, which could result in reduced sales or enforcement actions against us.

The regulatory status of our products may allow third parties to more easily introduce competitive products.  Several of our lines of products are marketed in the United States without an FDA-approved marketing application because they have been considered by us to be identical, related or similar to products that have existed in the market without an NDA or ANDA.    On several occasions, the FDA has considered changing the classification of certain single entity and combination product types of drugs from prescription to over-the-counter use, and permitting sponsors to utilize foreign over-the-counter experience data to establish a product as safe and effective for over-the-counter use in the United States.  If the FDA changes such classification, we may have to reformulate certain of our products or submit safety and efficacy data on such products, which would be costly, or we may have to discontinue selling certain products if the FDA does not approve any marketing application for such products.

In addition, the FDA considers certain products to be new drugs, but has indicated its intent to exercise enforcement discretion and not pursue regulatory action unless certain conditions occur.  If these conditions were to materialize, or the FDA disagreed with our conclusions about the regulatory status of such products, we might be required to submit an NDA and/or cease marketing until the FDA grants approval to do so.  The FDA could also, at any time, promulgate new regulations or policies to require the submission of an NDA for each of these products.

Our business is heavily regulated by governmental authorities, and failure to comply with such regulation or changes in such regulations could negatively impact our financial results.

Our business is regulated by many government authorities, including, among others, the FDA, the U.S. Drug Enforcement Agency (“DEA”), the Consumer Product Safety Commission, the Department of Health and Human Services (“HHS”) and the Centers for Medicare and Medicaid Services.  We may incur significant expenses to comply with regulations imposed by these authorities.  Also, our future results of operations could be negatively impacted by changes in governmental regulation over the pharmaceutical industry, including regulation of Medicare, Medicaid and similar programs, by reducing our revenue and profits and/or increasing our costs and expenses in order to comply with such regulations.  In addition, our third-party manufacturer and other partners are subject to inspection by the FDA and, in appropriate cases, the DEA and other regulators.  If our third-party manufacturer and other partners do not comply with FDA or DEA regulations in the future, they may not deliver products to us or deliver samples to our representatives, or we may have to recall products.  Even if deficiencies observed by the FDA or DEA do not relate to our products, our third-party manufacturer and other partners may be delayed in manufacturing and in supplying our products to us in a timely manner until they address their compliance issues with the FDA and/or DEA.

Any regulatory approvals that we or our partners receive for our product candidates may also be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for potentially costly post-marketing follow-up studies.  The subsequent discovery of previously unknown problems with the drug, including adverse effects of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

Period−to−period comparisons of our operating results are not meaningful due to our acquisition of MCR American Pharmaceuticals, Inc. and AMBI Pharmaceuticals, Inc.

We completed the acquisition of MCR American Pharmaceuticals, Inc. and AMBI Pharmaceuticals, Inc. in June 2008, which makes it difficult to analyze our pre−acquisition and post−acquisition results of operations and to compare them from period to period. Period−to−period comparisons of our results of operations may not be meaningful due to these acquisitions and are not indications of our future performance. Any future acquisitions will also make our future results difficult to compare from period to period.

Our financial results may fluctuate due to factors outside our control, which fluctuations may have an adverse affect on our stock price.

Our quarterly results of operations will be highly dependent upon the results of our subsidiaries MCR American Pharmaceuticals, Inc. and AMBI Pharmaceuticals, Inc. The results of operations for these subsidiaries have fluctuated in the past with the majority of their sales recorded in the first and fourth quarters. Our results are likely to continue to fluctuate significantly in the future. The factors that contribute to these fluctuations are largely out of our control, and include:

•	seasonality of sales of cough, cold and allergy products;
•	demand for and market acceptance of our products;
•	insufficient demand in the marketplace causing our distributors to return product;
•	the development of new competitive products by others;
•	changes in treatment practices of physicians who currently prescribe our products;
•	the timing, release and competitiveness of our products;
•	the mix of products that we sell during any time period;
•	increased price competition;
•	increased expenses, whether related to marketing, product development, administration or otherwise; and
•	adverse changes in the level of economic activity in the United States and other major regions in which we do business.

Due to the factors summarized above, we do not believe that period−to−period comparisons of our results of operations are necessarily meaningful and should not necessarily be relied upon to predict future results of operations. It is also possible that in future periods our results of operations will not meet the expectations of investors. In that event, the price of our common stock could decline, perhaps substantially.

The Company’s limited operating history makes evaluating its common stock more difficult, and therefore, investors have limited information upon which to rely.

An investor can only evaluate the Company’s business based on a limited operating history. The Company’s operations have changed dramatically since its inception and may continue to change. This limited history may not be adequate to enable an investor to fully assess the Company’s ability to execute its business plan, and achieve market acceptance of the Company’s products and respond to competition, or conduct such affairs as are presently contemplated.

Some of our products contain controlled substances, which are subject to extensive regulation by the Drug Enforcement Agency and other regulatory agencies.

Some of our products contain codeine as an active ingredient.  Codeine is a controlled substance and is subject to extensive regulation by the Drug Enforcement Agency and other agencies.  These regulations apply to the manufacture, shipment, sale and use of products containing controlled substances.  These regulations are also imposed on prescribing physicians and other third parties, and could make the storage, transport and use of such products relatively complicated and expensive.  The DEA is also involved in the review of labeling, promotion and risk management plans with the FDA for certain controlled substances.  With the increased concern for safety by the FDA and the DEA with respect to products containing controlled substances, it is possible that these regulatory agencies could impose additional restrictions on marketing or even withdraw regulatory approval for such products.

In addition, adverse publicity may result in rejection of the product by the medical community.  If the DEA, FDA or any other regulatory authority withdrew the approval of, or placed additional significant restrictions on these products, our product sales could be adversely affected.  In addition, there can be no assurance that the DEA will not, in the future, seek to regulate other ingredients in our products as controlled substances.

If physicians and patients do not accept our current or future products, we may be unable to generate significant additional revenue, if any.

Our future financial performance will depend upon the acceptance of our products by physicians, patients, third-party payors and the broader medical community. The degree of market acceptance will depend upon a number of factors, including:

•	timing of market introduction of competitive drugs;
•	lower demonstrated clinical safety and efficacy compared to other drugs;
•	lack of cost-effectiveness;
•	pricing and reimbursement policies of government and third party payors such as insurance companies, health maintenance organizations and other health plan administrators;
•	lack of convenience or ease of administration;
•	prevalence and severity of adverse side effects;
•	other potential advantages of alternative treatment methods; and
•	ineffective marketing and distribution support.

If our products fail to achieve market acceptance, we would not be able to generate significant revenue.

The market for products and services in the pharmaceuticals industry is highly competitive, and we may not be able to compete successfully.

The market for products and services in the pharmaceuticals industry is highly competitive.  Most of the competitors in the industry have longer operating histories and significantly greater financial, technical, marketing and other resources than us, and may be able to respond more quickly than we can to new or changing opportunities and customer requirements.  Also, many competitors have greater name recognition and more extensive customer bases that they can leverage to gain market share.  Such competitors are able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can.

Recent federal legislation may increase the pressure to reduce prices of pharmaceutical products paid for by Medicare, which may adversely  affect our revenues, if any.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) changed the way that Medicare covers and pays for pharmaceutical products.  The legislation expanded Medicare coverage for drug purchases by the elderly and will eventually introduce a new reimbursement methodology based on average sales prices for drugs.  In addition, this legislation provides authority for limiting the number of drugs that will be covered in any therapeutic class.  As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs.  These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business.  While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

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

The Company is small and if unable to continue to attract, retain and motivate highly qualified management and sales personnel, may not be able to achieve its objectives. Competition for management and sales personnel is intense.

The Company competes for qualified individuals with numerous pharmaceutical companies and other emerging entrepreneurial companies. Competition for such individuals is intense and the Company cannot be certain that the Company’s search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to the Company’s success. Skilled employees in the Company’s industry are in great demand. The Company is competing for employees against companies that are larger, more established than the Company is and companies that have the ability to pay more compensation than the Company. If the Company is unable to hire and retain needed personnel, operating results and future prospects could be materially adversely affected.

Risks Relating to the Market and the Company’s Common Stock

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

The Company’s common stock is currently traded on the OTC Bulletin Board market under the symbol “NHPI.”

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

There is currently very little liquidity in the trading market for our common stock and we cannot ensure that a liquid trading market will ever develop or be sustained.

To date there has been a very limited trading market for our common stock. We cannot predict how liquid the market for our common stock might become. Our common stock is currently trading on the OTC Bulletin Board. In addition, the price at which our common stock may be sold is hard to predict because of the limited liquidity of our common stock. Because our common stock is so thinly traded, a large block of shares traded can lead to dramatic fluctuations in the share price.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

The Company currently intends to retain any future earnings to support the development and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the board of directors after taking into account various factors, including but not limited to the Company’s financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that the Company may be a party to at the time. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Item 6.  Exhibits.

2.1
Agreement and Plan of Merger, dated as of June 5, 2008, by and among Neuro-Hitech, Inc., GKI Acquisition Sub, Inc., GKI Acquisition Corporation and Timothy J. Ryan, Matthew Colpoys, Jr. and Philip J. Young. †

2.2	Amended and Restated Stock Purchase Agreement, dated as of June 6, 2008, by and among, Neuro-Hitech, Inc., GKI Acquisition Corporation, and David Ambrose. †
10.1	Securities Purchase Agreement, dated as of June 6, 2008, by and among Neuro-Hitech, Inc. and each of the investors identified therein.†
10.2	Consulting Agreement, dated as of June 6, 2008, by and among Neuro-Hitech, Inc. and David Ambrose. †
10.3	Resignation Agreement and Mutual Release, dated as of June 5, 2008, by and among Neuro-Hitech, Inc. and Gary T. Shearman.†
10.4	Employment Agreement between NHI and Matthew E. Colpoys, dated June 6, 2008.†
10.5	Manufacturing and Distribution Agreement, effective June 6, 2008, between TG United Pharmaceuticals, Inc. and Neuro-Hitech, Inc. *
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 11, 2008.
* Confidential treatment requested for certain information.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neuro-Hitech, Inc.
(Registrant)

Date: August 11, 2008	By:	/s/ Matthew E. Colpoys
Matthew E. Colpoys
President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer