Form 10-Q
period 2008-09-30
Neuro-Hitech, Inc.
filed 2008-11-19
CIK 1328511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number   001-33426

NEURO-HITECH, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware		20-4121393
(State or Other Jurisdiction of		(I.R.S. Employer
Incorporation or Organization)		Identification No.)

450 7th Avenue, Suite 1106, New York, NY 10123
(Address of Principal Executive Offices)

(212) 798-8121
(Issuer’s Telephone Number, Including Area Code)

One Penn Plaza, Suite 1503, New York, NY 10019
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: November 19, 2008

Common Stock 31,520,303

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

NEURO-HITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2008	2007
	(Unaudited)	(1)
Current Assets:
Cash and cash equivalents	$159,858	$6,137,592
Accounts receivable	129,600	63,300
Inventory	202,724	33,821
Prepaid expenses	302,444	11,861
Total current assets	794,626	6,246,574

Fixed assets, net of accumulated depreciation of $6,241 and $4,747 at September 30, 2008 and
December 31, 2007, respectively	7,626	4,248
Intangible assets, net of accumulated amortization of $432,516 and $0 at September 30, 2008 and
December 31, 2007, respectively - (see note 3)	12,542,960	-
Security deposit	-	13,226
Total assets	$13,345,212	$6,264,048

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,669,541	$1,000,399
Convertible note payable, including accrued interest of $48,082 and $0 at September 30, 2008 and
December 31, 2007, respectively - (see note 3)	3,048,082	-
Subordinated note payable, including accrued interest of $67,316 and $0 at September 30, 2008 and
December 31, 2007, respectively - (see note 3)	3,067,316	-
Accrued sales allowance	1,636,138	-
Total current liabilities	9,421,077	1,000,399

Stockholders' Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A, none issued and outstanding at September 30, 2008 and December 31, 2007	-	-
Series B, none issued and outstanding at September 30, 2008 and December 31, 2007	-	-
Common stock - Class A, $.001 par value, 100 shares authorized, none issued and outstanding at
September 30, 2008 and December 31, 2007	-	-
Common stock, $.001 par value, 44,999,990 shares authorized, 31,520,303 and 14,004,853 issued
and outstanding at September 30, 2008 and December 31, 2007, respectively	31,520	14,005
Subscriptions receivable	(15,000)	-
Additional paid-in capital	46,952,929	38,080,297
Accumulated deficit	(43,045,314)	(32,830,653)

Total stockholders' equity	3,924,135	5,263,649

Total liabilities and stockholders' equity	$13,345,212	$6,264,048

(1)	Derived from audited financial statements

See accompanying notes to Unaudited Consolidated Financial Statements.

NEURO-HITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-month period ended		For the nine-month period ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$46,238	$112,455	$433,377	$363,740

Cost of goods sold	793,167	56,203	984,563	167,262

Gross Profit	(746,929)	56,252	(551,186)	196,478

Operating expenses:
Selling, general and administrative expenses	2,418,347	2,297,636	8,059,997	4,655,230
Research and development costs	-	760,158	1,553,408	2,482,821

Total operating expenses	2,418,347	3,057,794	9,613,405	7,138,051

Operating loss	(3,165,276)	(3,001,542)	(10,164,591)	(6,941,573)

Other income:
Interest income (expense)	(13,001)	46,586	(50,070)	166,874

Net loss	$(3,178,277)	$(2,954,956)	$(10,214,661)	$(6,774,699)

Basic and diluted loss per common share	$(0.10)	$(0.24)	$(0.48)	$(0.55)

Basic and diluted weighted average common
shares outstanding	31,520,303	12,356,931	21,336,436	12,272,348

See accompanying notes to Unaudited Consolidated Financial Statements.

NEURO HI-TECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine-month period ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(10,214,661)	$(6,774,699)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,494	2,249
Amortization of intangible assets	432,516	-
Fair value of options, warrants, and stock appreciation rights	3,808,081	2,927,497
Fair value of shares issued for services	422,450	-
Changes in operating assets and liabilities:
Accounts receivable	(66,300)	(61,755)
Inventory	43,969	(42,895)
Prepaid expenses	(290,583)	(690)
Deferred charges	-	93,750
Other assets	13,226	(13,226)
Accounts payable and accrued expenses	569,140	80,630
Accrued sales allowance	218,039	-
Accrued interest on convertible note payable	48,082	-
Accrued interest on subordinated note payable	67,316	-

Net cash used in operating activities	(4,947,231)	(3,789,139)

Cash flows used in investing activities:
Purchase of property and equipment	(4,872)	-
Acquisition of intangible assets, net of cash acquired	(4,303,581)	-

Net cash used in investing activities	(4,308,453)	-

Cash flows from financing activities:
Proceeds from exercise of options	-	45,824
Issuance of common stock pursuant to private placement	3,277,950	2,220,805

Net cash provided by financing activities	3,277,950	2,266,629

Net decrease in cash	(5,977,734)	(1,522,510)

Cash and cash equivalent, beginning of period	6,137,592	4,705,195

Cash and cash equivalent, end of period	$159,858	$3,182,685

Supplemental disclosures of cash flow information:
Cash paid for taxes	$-	$-

Cash paid for interest	$-	$-

Noncash investing and financing activities:
Fair value of Common Stock issued in connection with the acquisition of intangible assets	$1,366,666	-

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of normal recurring nature. The operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. For the nine-month period ended September 30, 2008 the Company generated a net loss of approximately $10.2 million. Until its acquisition of MCR and AMBI, the Company’s revenue was a result of the importation and sale of inventories of natural Huperzine to vitamin and supplement suppliers. The majority of the Company’s working capital requirements to date have been funded through the Company’s private placement of equity securities to founders and to institutional and individual investors. Management intends to fund future operations through the sale of its products as well as additional equity or debt offerings.

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

[2] Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of Marco Hi-Tech JV Ltd. and Q-RNA, Inc, for the nine-month periods ended September 30, 2008 and 2007, respectively, and MCR and AMBI from June 6, 2008 through September 30, 2008. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. During the nine-month period ended September 30, 2008, the Company had bank balances exceeding the FDIC insurance limit. Effective October 3, 2008 through December 31, 2009, federally insured limits have been increased from $100,000 to $250,000 per account. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot eliminate the risk associated with the sudden possible failure of such financial institutions.

Product Concentration

All of the Company’s revenues were derived from the sale of its products in the United States to a small group of customers. One customer accounted for 88% of sales of natural Huperzine during the nine-month period ended September 30, 2008.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the realization of receivables, the valuation of share-based payments, the impairment valuation of intangible assets, the allocation of the purchase price of the acquisition among various types of intangible assets and accrued sales allowance. Actual results will differ from these estimates.

Revenue Recognition

Revenue is recognized when it is earned. The Company’s revenue recognition policies are in compliance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”. The Company recognizes revenues from the sale of pharmaceutical products, including shipping fees, if any, upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable, if uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer, which is generally upon delivery to the destination point.

Revenue from sales of the Company’s products are recorded, net of returns and other sales allowances.  Other sales allowances include cash discounts, rebates, trade promotions, and sales incentives.  According to the terms of a sales contract, and consistent with industry practices, a customer may return products up to a maximum amount and under certain conditions.  Allowances are calculated based upon current economic conditions, the underlying contractual terms with both direct and indirect customers, the remaining time to expiration of the products and an evaluation of the levels of inventories held by the Company’s distributors.  The excess of allowance for returns over the gross amount of receivables amounted to approximately $1.6 million at September 30, 2008 and is shown as accrued sales allowances in the accompanying consolidated balance sheet.  The Company continually monitors its assumptions, giving considerations to pricing trends, seasonality of its product lines and estimated trade inventory levels and makes adjustments to these estimates when it believes that its actual sales returns and sales allowances in the future will differ from its estimate.

Inventories and Cost of Goods Sold

The Company maintains an inventory of pharmaceutical products and samples.  Inventories are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method. Sample costs are charged to cost of goods sold.

During the third quarter, the Company recognized cost of goods sold of $793,167 for products by MCR and AMBI. The Company deferred the revenues for such sales until it can establish the rate at which returns are reasonably likely to be received but recognized the cost of goods of approximately $769,000.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The options and warrants outstanding at September 30, 2008 and 2007 have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

Common share equivalent are as follows:

	September 30, 2008	September 30, 2007
Options	6,238,078	1,311,242
Warrants	3,936,945	1,941,491
Convertible note	1,500,000	-
	11,675,023	3,252,733

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

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recent Pronouncements

The FASB issued FASB Statement No. 141(R) (revised 2007), Business Combinations. Statement 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB No.141 R is effective for fiscal years beginning after December 15, 2008. FAS No. 141 R may have an impact on its financial statements if the Company has another acquisition.

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. FASB No. 160 may have an impact on its financial statements if the Company has another acquisition.

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

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

[3] Common Stock and Business Combinations

Business Combinations

On June 5, 2008, the Company acquired GKI pursuant to the Merger Agreement. The Merger Agreement provided for, among other things, the issuance of an aggregate of 1,700,000 shares of the Company’s common stock to three individuals, one of whom became our chief executive officer and another who became a director immediately following the merger. Pursuant to the Merger Agreement, the Company acquired rights to acquire MCR and AMBI. The shares issued to these three stockholders are subject to a lock-up agreement which restricts, for each of them, the sale of 25% of the issued shares until September 5, 2009, an additional 25% of the issued shares until February 5, 2010, an additional 25% of the issued shares until July 5, 2010 and the remaining 25% of the issued shares until December 5, 2010. Subsequently, one of the three stockholders has been released from the lock-up agreement.

On June 6, 2008, the Company acquired the capital stock of MCR and AMBI pursuant to the Purchase Agreement. The consideration paid to Seller pursuant to the Purchase Agreement consisted of: (i) $4,410,000 in cash, (ii) 1,333,333 shares of the Company’s common stock, (iii) a Convertible Note in the principal amount of $3,000,000 (the “Convertible Note”) and (iv) a Subordinated Note in the amount of $3,000,000 (the “Subordinated Note”). The shares issued to the Seller are subject to a lock-up agreement which restricts the Seller from selling the shares prior to June 6, 2009. Subsequently, this date was shortened to March 31, 2009.

Concurrent with the completion of the aforementioned transactions, the Company issued 300,000 shares of its common stock to an individual in lieu of payment for services rendered in connection with the transactions.

The acquisition of the operations of MCR and AMBI was accounted for pursuant to the Financial Accounting Standard (“FAS”) No. 141R, Business Combinations, which provides that the assets and liabilities acquired and the equity interest issued are initially recognized at the date of acquisition and measured at the fair value of the net assets acquired and consideration exchanged. Additionally, FAS No. 141R provides that the results of operations of the acquired entity after the effective date of acquisition be consolidated in the results of operations of the acquirer.

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

The intangible assets resulting from this transaction are primarily attributable to the customer contracts and related relationships, noncontractual customer relationships, royalty agreements, supply contracts, drug formulas, brand names, distribution networks, and governmental registrations.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

[3] Common Stock and Business Combinations-continued

During November 2008, the Company and the Seller and an affiliate of the Seller agreed to modify certain terms of the Purchase Agreement pursuant to a Modification Agreement and Release (“Modification Agreement”). The Modification Agreement provides that the Company will issue 1,500,000 shares of the Company’s Series A Preferred Stock and 1,397,463 shares of the Company’s Series B Preferred Stock (i) to satisfy its obligations under the Convertible Note and the Subordinated Note aggregating approximately $6.1 million, including interest, and accounts payable aggregating approximately $1 million and (ii) to receive products from an affiliate of Seller valued at up to $1,257,717. Each shares of the Series A and B Preferred Stock is convertible into 10 shares of the Company’s common stock. Additionally, the features of the Series A Preferred Stock include, among other things, a non-participating liquidation preference of $4,500,000. The fair value of the consideration issued to the Seller pursuant to the Modification Agreement amounted to approximately $2.8 million. The excess of the carrying value of the satisfied obligations and the right to receive future products from an affiliate of seller over the consideration issued to the Seller, which amounts to approximately $4.5 million will be recorded as a reduction of the intangible assets.

The Company’s proforma balance sheet at September 30, 2008 to reflect the terms of the Modification Agreement is as follows:

ASSETS	September 30, 2008	Proforma Adjustments		Total
	(Unaudited)
Current Assets:
Cash and cash equivalents	$159,858	$-		$159,858
Accounts receivable	129,600	-		129,600
Inventory	202,724	-		202,724
Prepaid expenses	302,444	1,257,717	(a)	1,560,161
Total current assets	794,626	1,257,717		2,052,343

Fixed assets, net of accumulated depreciation of $6,241
at September 30, 2008	7,626	-		7,626
Intangible assets, net of accumulated amortization of $432,517
at September 30, 2008	12,542,960	(4,475,652	) (a)	8,067,308
Total assets	$13,345,212	$(3,217,935)		$10,127,277

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,669,541	$-		$1,669,541
Convertible note payable, including accrued interest of $48,082
at September 30, 2008	3,048,082	(3,048,082	) (a)	-
Subordinated note payable, including accrued interest of $67,316
at September 30, 2008	3,067,316	(3,067,316	) (a)	-
Accrued sales allowance	1,636,138	-		1,636,138
Total current liabilities	9,421,077	(6,115,398)		3,305,679

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A, 1,500,000 issued and outstanding at November 17, 2008	-	1,500,000	(a)	1,500,000
Series B, 1,397,463 issued and outstanding at November 17, 2008	-	1,397,463	(a)	1,397,463
Common stock - Class A, $.001 par value, 100 shares authorized
none issued and outstanding at September 30, 2008	-	-		-
Common stock, $.001 par value, 44,999,990 shares authorized 31,520,303 issued and outstanding at September 30, 2008	31,520	-		31,520
Subscriptions receivable	(15,000)	-		(15,000)
Additional paid-in capital	46,952,929	-		46,952,929
Accumulated deficit	(43,045,314)	-		(43,045,314)
Total stockholders’ equity	3,924,135	2,897,463		6,821,598

Total liabilities and stockholders’ equity	$13,345,212	$(3,217,935)		$10,127,277

(a)
To reflect the issuance of 1,500,000 shares and 1,397,463 shares of the Company’s Series A and B Preferred Stock, respectively, to satisfy the Company’s obligations under the Convertible and Subordinated Note Payable, the receipt by the Company of a right to receive future products from an affiliate of Seller with a corresponding net decrease of the carrying value of the intangible assets.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Private Placement Offerings

During the nine-month period ended September 30, 2008, the Company issued 13,172,000 shares of its common stock pursuant to two private placements, which generated proceeds of $3,111,000, net of subscription receivable of $15,000.

During the nine-month period ended September 30, 2007, the Company issued 464,196 shares of its common stock and warrants to purchase 232,098 shares pursuant to a private placement, which generated gross proceeds of $2,220,805. The warrants issued in this private placement are exercisable at a price of $7 per share and expire on November 29, 2011.

Stock Based Compensation

During September 30, 2008 and 2007, the Company recorded share-based payments expenses amounting to $3,808,081 and $1,793,309, respectively, in connection with all options and stock appreciation rights outstanding at the respective measurement dates. The amortization of share-based payment was recorded in selling, general, and administrative expenses during the nine-month period ended September 30, 2008 and 2007.

The total compensation cost related to nonvested options and stock appreciation rights not yet recognized amounted to approximately $1,621,570 at September 30, 2008 and the Company expects that it will be recognized over the following weighted-average period of 15 months.

The share-based payments are based on the fair value of the outstanding options and stock appreciation rights amortized over the requisite period of service for option holders, which is generally the vesting period of the options.

The fair value of the options and stock appreciation rights is based on the Black Scholes Model using the following assumptions :

	Nine month period ended	Nine month period ended
	September 30, 2008	September 30, 2007
Exercise price:	$0.44 - $5.85	$5.29 - 5.35
Market price at date of grant:	$0.41 - $0.45	$5.29 - 5.35
Volatility:	121.63%	53.43%
Expected dividend rate:	0%	0%
Expected terms:	4 - 5 years	5 years
Risk-free interest rate:	3.2 - 3.52%	4.24%
Stock options granted:	4,050,000	806,825
Stock appreciation rights granted:	365,000	-

The expected volatility was based on the average historical volatility of comparable publicly-traded companies considering the Company’s period of observable historical data is shorter than the terms of the options.

The Company’s policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock.

Option Exercises

In addition to the aforementioned private placements, the Company received approximately $45,824 from the exercise of stock options to purchase 12,059 shares during the nine-months ended September 30, 2007.  There were no options exercised during the nine-months ended September 30, 2008.

Shares Issued for Services

The Company issued 960,000 shares of its common stock to its employees and board members for services rendered during the nine-month period ended September 30, 2008. The fair value of such shares amounted to $422,450.

The fair value of the shares issued pursuant to these transactions was based on the quoted closing price per share of the Company’s common stock on the date of grant.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

[4] Promissory Notes Payable

Convertible Note Payable

The Convertible Note issued pursuant to the Purchase Agreement bears interest at 5% per annum and requires quarterly payments of accrued interest, with the principal balance and any unpaid interest due at maturity on June 6, 2011. The Convertible Note is convertible at the option of the holder into up to 1,500,000 shares of the Company’s common stock. The Company owes $3,000,000 and $48,082 in principal and accrued interest, respectively, at September 30, 2008. The Company satisfied its obligations under the Convertible Note during November 2008.

Subordinated Note Payable

The Subordinated Note issued pursuant to the Purchase Agreement bears interest at 7% per annum and requires payments of $500,000 plus accrued interest on each of December 6, 2008, June 6, 2009, December 6, 2009 and June 6, 2010, with an additional $1,000,000, plus any accrued but unpaid interest on June 6, 2010.

At the Company’s option, the Maturity Date may be extended by one year to June 6, 2011, provided, however, that the interest on the outstanding principal of the note be increased during the one year period to 14% per annum, compounded quarterly, with 50% of the interest during such one year period payable in cash and the remaining 50% of the interest during such one year period payable in the Company’s common stock at $2.00 per share. Except for the cash portion of the interest during the extension period, the Company may make any payment under the Subordinated Note by issuing shares of Company’s common stock at $2.00 per share. The Company owes $3,000,000 and $67,316 in principal and accrued interest, respectively, at September 30, 2008.

The Company satisfied its obligations under the Subordinated Note during November 2008.

[5] Research and License Agreements

Georgetown University

In December 2003, the Company entered into a clinical research agreement, which was amended in November 2005 and October 2007, with Georgetown University pursuant to which Georgetown provided the Company with Phase II research. The costs associated with this agreement totaled $5,336,842 and were partially funded by the National Institutes of Health. The Company’s portion of the total cost was $4,036,842, payable in installments upon the achievement of certain milestones.

For the nine-month periods ended September 30, 2008 and 2007, the payments made or accrued by the Company to Georgetown under the terms of the clinical research agreement were approximately $785,000 and $867,000, respectively, and the total payments made by the Company to Georgetown since inception of the agreement were $3,895,972. These costs are reflected in the Research and Development caption of the Statement of Operations.

Xel Herbaceuticals, Inc.

On March 15, 2006, the Company entered into a development agreement with Xel Herbaceuticals, Inc. (“XEL”) for the development of the Huperzine A Transdermal Delivery System (“Delivery Product”). For the nine-month periods ended September 30, 2008 and 2007, the total payments made by the Company to XEL under this agreement were approximately $92,500 and $860,000, respectively, and are reflected in the Research and Development caption of the Statement of Operations.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dalhousie License Agreements (PARTEQ)

As part of the acquisition of Q-RNA, the Company assumed exclusive License Agreements with PARTEQ Research and Development Innovations (“PARTEQ”), the technology licensing arm of Queens University, Kingston, Ontario, Canada.

Under the terms of the Exclusive Patent License Agreement with PARTEQ which was amended in early 2007, the Company was obligated to pay fixed annual fees of C$282,944.  Under the terms of the Exclusive Patent License Option Agreement with PARTEQ which was amended in early 2007, the Company was obligated to pay fixed annual fees of C$150,800. The Company does not expect to make any additional payments to PARTEQ.

For the nine-months ended September 30, 2008 and 2007, the payments made or accrued by the Company to PARTEQ under these agreements were $327,000 and $33,000, respectively, and are reflected in the Research and Development caption of the Statement of Operations.

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

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following chart estimates the fixed annual research and development costs of the Company, excluding any exercise of the option under the PARTEQ Licensing Option Agreement and any milestone payments to Numoda or XEL.

Year	Amount
2009	$465,000
2010	20,000
2011	0
2012	0
Total	$485,000

[6] Pro Forma Information

Supplemental pro forma information that discloses the results of operations for the nine-month periods ended September 30, 2008 and 2007 as though the acquisition of MCR and AMBI had been completed as of the beginning of the period being reported on is as follows:

	Nine-month period ended					Nine-month period ended
	September 30, 2008					September 30, 2007
	Neuro-Hitech	MCR/AMBI	Pro Forma Adjustment		Total	Neuro-Hitech	MCR/AMBI	Pro Forma Adjustment		Total
Revenues	$433,377	$1,322,557	$-		$1,755,934	$363,740	$6,238,861	$(608,381)		$5,994,220
Cost of goods sold	216,205	1,775,392	-		1,991,597	167,262	925,577	(53,680)		1,039,159

Gross profit	217,172	(452,835)	-		(235,663)	196,478	5,313,284	(554,701)		4,955,061

Operating expenses:
Selling, general, & administrative	7,031,755	3,323,805	540,645	(a)	10,896,205	4,655,230	3,729,685	(227,087	) (a)	8,157,828
Product development	-	31,235	-		31,235	-	364,522	-		364,522
Research & development costs	1,553,408	-	-		1,553,408	2,482,821	-	-		2,482,821

Total operating expenses	8,585,163	3,355,040	540,645		12,480,848	7,138,051	4,094,207	(227,087)		11,005,171

Operating income (loss)	(8,367,991)	(3,807,875)	(540,645)		(12,716,511)	(6,941,573)	1,219,077	(327,614)		(6,050,110)

Other income :
Interest income (expense)	50,410	-	(154,603	) (b)	(104,193)	166,874	68,312	(32,718	) (b)	202,468

Net income (loss)	$(8,317,581)	$(3,807,875)	$(695,248)		$(12,820,704)	$(6,774,699)	$1,287,389	$(360,332)		$(5,847,642)

Basic and diluted loss per
Common share	$(0.51)	N/A	N/A		N/A	N/A	N/A	N/A		N/A

Basic and diluted weighted average common shares
outstanding	16,216,370	N/A	8,574,074	(c)	24,790,444	12,272,348	N/A	N/A	(c)	12,272,348

(a)
Represents the amortization of intangible assets acquired pursuant to the acquisition of AMBI and MCR, based on its initial valuation of the various intangible assets acquired as if the acquisition occurred at the beginning of the nine-month periods ended September 30, 2008 and 2007, respectively.

(b)
Consists of the interest related to the convertible and subordinated note payable issued pursuant to the acquisition of MCR and AMBI as if the acquisition occurred at the beginning of the nine-month periods ended September 30, 2008 and 2007, respectively.

(c)
Consists of 3,333,333 shares of common stock issued pursuant to the acquisition of MCR and AMBI and 12,100,000 shares issued pursuant to a private placement to partially fund the purchase price of MCR and AMBI as if the acquisition occurred at the beginning of the nine-month periods ended September 30, 2008 and 2007, respectively.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

[7] Subsequent Events

During November 2008, the Company and the Seller and an affiliate of the Seller modified certain terms of the Purchase Agreement pursuant to a Modification Agreement and Release (“Modification Agreement”). Pursuant to the Modification Agreement, the Company issued 1,500,000 shares of the Company’s Series A Preferred Stock and 1,397,463 shares of the Company’s Series B Preferred Stock (i) to satisfy its obligations under the Convertible Note and the Subordinated Note aggregating approximately $6.1 million, including interest, and accounts payable aggregating approximately $1 million and (ii) to receive products from an affiliate of Seller valued at up to $1,257,717. Each shares of the Series A and B Preferred Stock is convertible in 10 shares of the Company’s common stock. Additionally, the features of the Series A Preferred Stock include, among other things, a non-participating liquidation preference of $4,500,000. The fair value of the consideration issued to the Seller pursuant to the Modification Agreement amounted to approximately $2.8 million. The excess of the carrying value of the satisfied obligations and the right to receive future products from an affiliate of seller over the consideration issued to the Seller, which amounts to approximately $4.5 million will be recorded as a reduction of the intangible assets.

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

The following discussion provides comparisons of the Company’s results of operations for the three and nine-month periods ended September 30, 2008 to the three and nine-month periods ended September 30, 2007. The Company’s results of operations reported herein reflect the acquisition of MCR and AMBI since June 5, 2008. Accordingly, the results of operations for the periods prior to the acquisition of MCR and AMBI are not comparable to periods after the acquisition of MCR and AMBI.

The following tables include selected consolidated statement of operations and other data for the three and nine-month periods ended September 30, 2008 and 2007.

Results of Operations

	For the three-month period ended				For the nine-month period ended
	September 30		2008 vs 2007	2008 vs 2007	September 30		2008 vs 2007	2008 vs 2007
	2008	2007	($)	(%)	2008	2007	($)	(%)
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)

Revenues	$46,238	$112,455	$(66,217)	-59%	$433,377	$363,740	$69,637	19%

Cost of goods sold	793,167	56,203	736,964	NM	984,563	167,262	817,301	NM

Gross Profit	(746,929)	56,252	(803,181)	-1428%	(551,186)	196,478	(747,664)	-381%

Operating expenses:
Selling, general and administrative expenses	2,418,347	2,297,636	120,711	5%	8,059,997	4,655,230	3,404,767	73%
Research and development costs	-	760,158	(760,158)	-100%	1,553,408	2,482,821	(929,413)	-37%

Total operating expenses	2,418,347	3,057,794	(639,447)	-21%	9,613,405	7,138,051	2,475,354	35%

Operating loss	(3,165,276)	(3,001,542)	163,734	5%	(10,164,591)	(6,941,573)	3,223,018	46%

Other income (expense):
Interest income (expense)	(13,001)	46,586	59,587	NM	(50,070)	166,874	216,944	NM

Net loss	$(3,178,277)	$(2,954,956)	$223,321	8%	$(10,214,661)	$(6,774,699)	$3,439,962	51%

NM: Not meaningful

Revenues

Revenues consist of sales of pharmaceutical products adjusted for any allowance for product returns and sales of natural Huperzine to vitamin and supplement suppliers.

The Company had revenues from operations of $46,238 for the quarter ended September 30, 2008, a 59% decrease from the $112,455 in revenue achieved for the quarter ended September 30, 2007. The Company had revenues from operations of $433,377 for the nine-month period ended September 30, 2008, a 19% increase from the $363,740 in revenue achieved for the nine-month period ended September 30, 2007. The change in revenue was attributable to a decrease in the sales volume of Huperzine during the three-month period ended September 30, 2008 and an increase in sales volume of Huperzine during the nine-month period ended September 30, 2008. Revenues from shipments of products made by our two subsidiaries since June 5, 2008 have been deferred and were recorded as an increase in our accrued sales allowance at September 30, 2008. These products, constituting new formulations, are sold with return privileges to distributors. The Company has deferred the recognition of revenues associated with such shipments until the Company can establish the rate at which returns are reasonably likely to be received.

Cost of Goods Sold

Cost of goods sold as a percentage of the Company’s revenue was 1715% (not meaningful) for the quarter ended September 30, 2008, compared with 49.9% for the quarter ended September 30, 2007. Cost of goods sold as a percentage of the Company’s revenue was 227% for the nine-month period ended September 30, 2008, compared with 45.9% for the nine-month period ended September 30, 2007. The increase in the cost of goods sold as a percentage of the Company’s revenue was attributable to additional costs of goods sold, for which the Company deferred the revenues but recognized the cost of such goods of approximately $769,000. The Company believes that it is more likely than not that when and if these products are returned by the distributors, it will not be able to resell them. Samples are also included in cost of goods sold

Selling, general, and administrative expenses

Selling, general, and administrative expenses generally consists of share-based and cash compensation to our employees and consultants who support our operations as well as professional fees, insurance costs, and investor relations.

The Company’s total selling, general and administrative expenses increased from $2,297,636 for the quarter ended September 30, 2007 to $2,418,347 for the quarter ended September 30, 2008, an increase of 5%. The Company’s total selling, general and administrative expenses increased from $4,655,230 for the nine-month period ended September 30, 2007 to $8,059,997 for the nine-month period ended September 30, 2008, an increase of 73%. These increases during the two periods were the result of share-based payments of approximately $3.1 million associated with the forfeiture of options granted to officers, employees and consultants in prior years, the grant of options and stock appreciation rights granted in the second quarter of 2008 as well as increases in salaries and employee benefit expenses, professional fees and occupancy costs following the Company’s acquisition of MCR and AMBI.

Research and development costs

The Company’s research and development costs decreased from $760,158 for the quarter ended September 30, 2007 to $0 for the quarter ended September 30, 2008, a decrease of 100%.  The Company’s research and development costs decreased from $2,482,821 for the nine-month period ended September 30, 2007 to $1,553,408 for the nine-month period ended September 30, 2008, a decrease of $929,413, or approximately 37%.  The decrease in research and development expenses during both periods is attributable to a reduction in the Company’s clinical development programs following the announcement of its Phase II results for Huperzine A.

Georgetown

In December 2003, the Company entered into a clinical research agreement, which was amended in November 2005 and October 2007, with Georgetown University pursuant to which Georgetown provided the Company with Phase II research. The costs associated with this agreement totaled $5,336,842 and were partially funded by the National Institutes of Health. The Company’s portion of the total cost is $4,036,842, payable in installments upon the achievement of certain milestones.

For the three-month periods ended September 30, 2008 and 2007, the payments made or accrued by the Company to Georgetown under the terms of the clinical research agreement were approximately $0 and $566,000, respectively. For the nine-month periods ended September 30, 2008 and 2007, the payments made or accrued by the Company to Georgetown under the terms of the clinical research agreement were approximately $785,305 and $867,000, respectively. The total payments made by the Company to Georgetown since inception of the agreement were $3,895,972. These costs are reflected in the Research and Development caption of the Statement of Operations.

Xel Herbaceuticals, Inc.

On March 15, 2006, the Company entered into a development agreement with Xel Herbaceuticals, Inc. (“XEL”) for the development of the Huperzine A Transdermal Delivery System (“Delivery Product”). For the three-month periods ended September 30, 2008 and 2007, the Company paid XEL approximately $0 and $211,000, respectively. For the nine-month periods ended September 30, 2008 and 2007, the Company paid XEL approximately $92,500 and $860,000, respectively. Payments to XEL are reflected in the Research and Development caption of the Statement of Operations.

Dalhousie License Agreements (PARTEQ)

As part of the acquisition of Q-RNA, the Company assumed exclusive License Agreements with PARTEQ Research and Development Innovations (“PARTEQ”), the technology licensing arm of Queens University, Kingston, Ontario, Canada.

Under the terms of the Exclusive Patent License Agreement with PARTEQ which was amended in early 2007, the Company was obligated to pay fixed annual fees of C$282,944.  Under the terms of the Exclusive Patent License Option Agreement with PARTEQ which was amended in early 2007, the Company was obligated to pay fixed annual fees of C$150,800. The Company does not expect to make any additional payments to PARTEQ.

For the three-month periods ended September 30, 2008 and 2007, the payments made or accrued by the Company to PARTEQ under these agreements have been approximately $0 and $7,000, respectively. For the nine-month periods ended September 30, 2008 and 2007, the payments made or accrued by the Company to PARTEQ under these agreements have been approximately $327,000 and $33,000, respectively. The payments made or accrued by the Company to PARTEQ under these agreements are reflected in the Research and Development caption of the Statement of Operations.

The Company invests any cash and cash equivalents not used for working capital in short-term, interest-bearing, investment-grade securities or accounts. For the three-month period ended September 30, 2008, the Company incurred an expense of $13,001 related to interest expense, compared to $46,586 generated in the three-month period ended September 30, 2007. During the nine-month period ended September 30, 2008, the Company incurred an expense of $50,070 related to interest expense, compared to $166,944 generated during the nine-month period ended September 30, 2007. The decrease is attributable to a decrease in the balance of the Company’s cash and cash equivalents during the current periods and a decrease in the rate of interest paid on the Company’s cash and cash equivalents.

Liquidity and Capital Resources

Presently, the Company expects that its available cash, cash equivalents and interest income earned may not be sufficient to meet its operating expenses and capital requirements for the next 12 months, although its financial condition has been improved by the transaction described below under “Subsequent Event.” The Company intends to expand its business operations in several respects, but it will need additional capital to pursue these opportunities. If the Company fails to generate sufficient cash flow or raise additional capital it may not have sufficient cash to pursue its business expansion plans and meet capital requirements during this period or in future periods.

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

During the nine-month period ended September 30, 2008 the Company used approximately $4.9 million in its operating activities. The cash used in operating activities consisted primarily of the following:

•
Net loss of approximately $10 million, adjusted for share-based payments aggregating $4.5 million and the amortization of intangible assets acquired pursuant to the MCR and AMBI acquisition amounting to approximately $433,000;

•
A decrease in accounts receivable of approximately $66,300 which is primarily due to quicker collection cycles experienced from one of the Company’s clients at September 30, 2008 then at December 31, 2007;

•	A decrease in deferred charges related to the Phase II results; and
•	An increase in accounts payable and accrued expenses of approximately $569,000 primarily due to payables assumed from the acquisition of MCR and AMBI

During the nine-month period ended September 30, 2008, the net cash consideration paid for MCR and AMBI amounted to approximately $4.5 million.

During the nine-month period ended September 30, 2008, the Company issued shares of its common stock which generated proceeds of approximately $3.3 million.

The Company expects to incur additional expenses in 2008 payable to Georgetown of $140,870 related to an open label extension for Phase 2 trial participants which expired in June 2008. The Company does not expect to make any additional payments to PARTEQ.

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

Subsequent Event

During November 2008, the Company and the Seller and an affiliate of the Seller modified certain terms of the Purchase Agreement pursuant to a Modification Agreement and Release (“Modification Agreement”). Pursuant to the Modification Agreement the Company issued 1,500,000 shares of the Company’s Series A Preferred Stock and 1,397,463 shares of the Company’s Series B Preferred Stock (i) to satisfy its obligations under the Convertible Note and the Subordinated Note aggregating approximately $6.1 million and payables aggregating approximately $1 million and (ii) to receive products from an affiliate of Seller valued at up to $1,257,717. Each share of the Series A and B Preferred Stock is convertible in 10 shares of the Company’s common stock. Additionally, the features of the Series A Preferred Stock include, among other things, a non-participating liquidation preference of $4,500,000.

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

Revenue Recognition

Revenue is recognized when it is earned. The Company’s revenue recognition policies are in compliance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”. The Company recognizes revenues from the sale of pharmaceutical products, including shipping fees, if any, upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable, if uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer, which is generally upon delivery to the destination point.

Revenue from sales of the Company’s products are recorded, net of returns and other sales allowances.  Other sales allowances include cash discounts, rebates, trade promotions, and sales incentives.  According to the terms of a sales contract, and consistent with industry practices, a customer may return products up to a maximum amount and under certain conditions.  Allowances are calculated based upon current economic conditions, the underlying contractual terms with both direct and indirect customers, the remaining time to expiration of the products and an evaluation of the levels of inventories held by the Company’s distributors.  The excess of allowance for returns over the gross amount of receivables is recorded as accrued sales allowance.  The excess of allowance for returns and other sales allowance over the gross amount of receivables amounted to approximately $1.6 million at September 30, 2008 and is shown as accrued sales allowances in the accompanying consolidated balance sheet.  The Company continually monitors its assumptions, giving considerations to pricing trends, seasonality of its product lines and estimated trade inventory levels and makes adjustments to these estimates when it believes that its actual sales returns and sales allowances in the future will differ from its estimate.

New Authoritative Pronouncements

The FASB issued FASB Statement No. 141(R) (revised 2007), Business Combinations, which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB No.141 R is effective for fiscal years beginning after December 15, 2008. The Company believes that FAS No. 141 R may have an impact on its financial statements.

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company believes that FAS No. 160 may have an impact on its financial statements.

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

As of September 30, 2008 the Company had approximately $160,000 available in cash and cash equivalents. The Company may continue to incur losses in future months as the Company engages in further expenditures as it pursues its business plan.

The Company has relied almost entirely on external financing to fund its operations to date. Such financing has historically come from the sale of common stock to third parties. The Company may need to raise additional capital in the future to fund its operations and there is no guarantee that financing from external sources will be available if needed or on favorable terms. The sale of the Company’s common stock to raise capital may cause dilution to its existing stockholders. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to fund its operations and expansion, successfully develop its products, take advantage of business opportunities or respond to competitive market pressures, any of which could make it more difficult for the Company to continue operations. Any financing on unfavorable terms or a reduction in the Company’s operations may result in a lower stock price.

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

We may require significant additional funding and may have difficulty raising needed capital in the future.

The Company’s has not historically generated significant revenue and may not generate sufficient revenue from its operations to meet its future capital requirements. The Company has expended and may continue to expend substantial funds in the operation of its business. The Company will require additional funds to provide for the marketing and distribution of its products. The Company may also require additional funds if it elects to engage in any acquisitions. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable, the Company may have to delay, reduce the scope of or eliminate some of its product development or marketing efforts or forego acquisition opportunities which may materially harm the Company’s business, financial condition and results of operations. The Company’s long term capital requirements are expected to depend on many factors, including:

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

If we utilize other partners for the development of our products, those partners may elect to delay or terminate development of one or more product candidates, independently develop products that could compete with ours or fail to commit sufficient resources to the distribution of products developed through their strategic relationships with us.

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

Item 5. Other Information

On November 18, 2008, the Company, the Seller and his affiliate, TG United, entered into the Modification Agreement, modifying the terms pursuant to which the Company acquired MCR and AMBI from the Seller on June 6, 2008. Pursuant to the Modification Agreement, among other things, the Seller surrendered the $3 million Convertible Note and $3 million Subordinated Note, each issued to him on June 6, 2008. In addition, the Modification Agreement provides for the cancellation of approximately $1 million in payables owed by MCR and AMBI to TG United and an inventory credit of $1.26 million. The payables that were cancelled represent all invoices owing to TG United by MCR and AMBI arising prior to the Company’s acquisition of MCR and AMBI and arising between June 6, 2008 and November 1, 2008. The inventory credit may be applied to orders by MCR and AMBI after November 1, 2008.

In exchange for the agreements referenced above, the Company issued to the Seller 1,500,000 shares of the Company’s newly designated Series A Preferred Stock, $0.001 par value per share (“Series A Stock”), and issued to TG United 1,397,463 shares of the Company’s newly designated Series B Preferred Stock, $0.001 par value per share (“Series B Stock”). Each share of Series A Stock and Series B Stock is convertible into 10 shares of the Company’s common stock, with the Series B Stock automatically converted upon the effectiveness of an amendment to the Company’s Certificate of Incorporation increasing the authorized but unissued shares of the Company’s common stock to such number as will be sufficient to permit the conversion in full of the Series B Stock. The Company is subject to an affirmative covenant to seek the approval of its stockholders of an amendment to the Certificate of Incorporation to increase the available authorized and unissued common stock to such number as will be sufficient to permit the conversion in full of the Series A Stock and Series B Stock. Together with the 1,333,333 shares of common stock previously issued to the Seller on June 6, 2008, the Seller beneficially owns approximately 50.1% of the Company’s common stock. All of these shares are subject to a lock-up agreement expiring on March 31, 2009 and are entitled to certain customary rights to registration under the Securities Act of 1933, as amended, as set forth in a Registration Rights Agreement attached as an exhibit to this report. The Seller is also entitled to a preemptive right on subsequent securities offerings by the Company.

The Series A Stock has a non-participating liquidation preference of $4,500,000. The Series B Stock has a liquidation preference of approximately $14,000 and thereafter participates equally with the common stock on an as converted basis in any liquidation event. The Series A Stock includes certain customary negative covenants which may be waived with the consent of the holders of a majority of the Series A Stock. The Series A Stock and Series B Stock vote together with the common stock on an as converted basis, except that with respect to any proposed liquidation event that would result in net proceeds to all stockholders of less than $9,000,000, which transaction would require the approval of the holders of a majority of the outstanding common stock voting as a separate class.

Neither the issuance of the Series A Stock or Series B Stock, nor the issuance of the common stock issuable upon conversion of those securities, have been registered under the Securities Act of 1933, as amended. The Series A Stock and Series B Stock were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

In connection with the execution of the Modification Agreement, Matthew Colpoys and Phillip Young resigned from the board of directors effective November 18, 2008. Mr. Colpoys continues to serve as the Chief Executive Officer and President of the Company. Gary Dutton and the Seller were appointed to the Company’s board of directors at the Seller’s request effective November 18, 2008, with the Seller also appointed as Vice Chairman of the board of directors. The Seller, as a holder of Series A Stock, is entitled to appoint three directors, including the board seat he now holds and two other board seats which currently remain vacant.

The Modification Agreement also provides for the termination of the Consulting Agreement between the Company and the Seller and certain changes to the Supply Agreement between the Company and the Seller. Specifically, the obligation of TG United to manufacture specified products exclusively for the Company is now limited to the branded products acquired on June 6, 2008 and the corresponding generic products. Additionally, TG United is no longer required to provide the Company certain previously specified discounts, nor is it required to permit the Company to become the exclusive distributor of any new pharmaceutical products constituting a branded product that TG United internally develops. The Company is now required to make minimum monthly payments of $100,000 to TG United with respect to inventory purchases, subject to a quarterly reconciliation against amounts due. The $1,257,717 inventory credit may be applied by MCR and AMBI against invoices issued by TG United at a rate of up to $100,000 per month, after any required minimum monthly cash payments are made.

The Modification Agreement also includes mutual releases of any claims with respect to any breaches of representations and warranties made in the purchase agreement pursuant to which the Company acquired MCR and AMBI from the Seller.

Copies of the Modification Agreement, Registration Rights Agreement and Certificates of Designation are attached as exhibits to this report. The Company issued a press release on November 19, 2008 announcing these transactions. It is also filed as an exhibit to this report.

Item 6.  Exhibits

2.1	Modification Agreement and Release by and among the Company, TG United Pharmaceuticals, Inc. and David Ambrose
3.1	Certificate of Designation of Series A Preferred Stock
3.2	Certificate of Designation of Series B Preferred Stock
4.1	Registration Rights Agreement by and between the Company and David Ambrose
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neuro-Hitech, Inc.
(Registrant)

Date: November 19, 2008	By:	/s/ Matthew E. Colpoys
Matthew E. Colpoys
President and Chief Executive Officer

Date: November 19, 2008	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer