Form 10-K
period 2008-12-31
Neuro-Hitech, Inc.
filed 2009-03-31
CIK 1328511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   001-33426

NEURO-HITECH, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	20-4121393
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

16255 Aviation Loop Drive, Brooksville, FL 34604
(Address of Principal Executive Offices)

    (352) 754-8587
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐      No ☒

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8,995,340.

The number of shares outstanding of each of the registrant’s common stock, as of March 18, 2009 is:
Common Stock	31,520,186

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant’s Proxy Statement relating to its 2009 Annual Stockholders’ Meeting, to be filed subsequently—Part III

NEURO-HITECH, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

Item 1.                      Description of Business

Description of the Company

Neuro-Hitech, Inc. (the “Company” or “Neuro-Hitech”) is a specialty pharmaceutical company focused on developing, marketing and distributing branded and generic pharmaceutical products primarily in the cough and cold markets.  The Company’s principal business is operated through two subsidiaries, one of which focuses on branded pharmaceuticals and the other which focuses on the generic pharmaceutical equivalents of the Company’s branded pharmaceuticals products.  The Company sells its products domestically through U.S. based distributors.

The Company’s subsidiary MCR American Pharmaceuticals (“MCR”) is focused on the acquisition, development, marketing and distribution of cough and cold, prenatal and pain management pharmaceutical products that provide quick and low-cost market entry through the ANDA, and OTC monograph regulatory approval pathways.  Typically, these products are referred to as “branded generics”.

MCR believes it has established a strong niche in marketing and distributing effective and conveniently dosed branded generics.  MCR’s marketing of its pharmaceutical products is focused within targeted niche pharmaceutical markets. The pharmaceutical products the Company markets typically have low representative selling activity relative to large market blockbuster drugs and low brand loyalty among physicians for these products.  MCR’s strategy is to market its products aggressively through it sales force by building brand loyalty among high-prescribing physicians.

MCR markets its products primarily to general practice, family practice, internal medicine, pediatric and ENT physicians.  MCR currently has a national sales platform with 25 full-time sales representatives and regional sales managers covering high-prescribing physicians in key markets.  MCR believes that it has attained strong prescription volume and strong repeat prescription volume for its product introductions over the past several years, because of its strategic market focus.

MCR believes it provides physicians with a comprehensive offering of products within the cough, cold, allergy, mild pain management and pre-natal health areas.  MCR believes its product portfolio provides significant value to physicians as these products provide prescription treatment options for physicians with patients that might otherwise revert to Over-The-Counter (“OTC”) treatment options.

AMBI Pharmaceuticals, Inc. (“AMBI”) is focused on the distribution of generic equivalent pharmaceutical products to pharmaceutical wholesalers, distributors and chain pharmacies.  AMBI currently has an account manager serving its customer base of distributors, wholesalers and retailers.  Given the highly consolidated nature of the generic pharmaceutical distribution / wholesaler industry, the success of smaller generic distributors, such as AMBI, depends on the strength of the relationships that a company has with these large wholesalers, distributors and national chain pharmacies.

The Company believes it has very strong relationships, both in the branded and generic divisions, with large distributors and wholesalers and a significant opportunity to gain distribution for additional products through these channels.  Typically, it is extremely difficult for new manufacturers and distributors to gain access to large national wholesaler and distribution networks without an existing business relationship.  MCR has developed significant relationships with the top three pharmaceutical wholesalers and many other significant distributors and wholesalers in the U.S. because of AMBI sales of generic versions of MCR’s “Branded Generics” in the cough and cold area.  Additionally, as MCR and AMBI grow and introduce additional products, including ANDA products, AMBI believes it will be able to leverage its current distribution agreements to introduce additional products.

Products – Branded Pharmaceuticals

MCR’s branded pharmaceutical products include:

•
Maxiphen – Phenylephrine and guaifenesin-based DESI regulated prescription decongestant / expectorant tablet product line for cough and cold offering five products with varying dosage strengths and ingredient combinations.  Several formulations contain dextromethorphan and chlorpheniramine.

•
Maxifed – Pseudoephedrine and guaifenesin-based DESI regulated prescription decongestant / expectorant tablet product line for cough and cold offering four products with varying dosage strengths and ingredient combinations. Several formulations contain dextromethorphan.

•
Maxi-Tuss – Hydrocodone-based DESI regulated prescription antitussive product line offering three products with varying dosage strengths and active ingredients. Certain formulations contain guaifenesin, phenylephrine and chlorpheniramine.

•
Allfen – Guaifenesin-based DESI regulated prescription expectorant product line offering three products with varying dosage strengths and active ingredients.  Certain formulations contain dextromethorphan and carbetapentane.

•	Promacet – FDA approved prescription tablet containing butalbital and acetaminophen for the relief of moderate to moderately severe pain.
•	Maxinate – DESI regulated and patented prescription pre-natal vitamin containing DHA and choline.
•	Time-Hist – Pseudoephedrine-based DESI regulated prescription decongestant / antihistamine / antispasmodic tablet with pseudoephedrine, chlorpheniramine and methscopolamine.
•
Ambifed – Pseudoephedrine and guaifenesin-based DESI regulated prescription decongestant / expectorant tablet product line for cough and cold treatment.  This product line offers two products with varying dosage strengths and ingredient combinations.

Licenses & Permits

The pharmaceutical business is subject to various regulations.  MCR holds the required federal and state licenses to distribute prescription pharmaceuticals within the U.S.  The Company’s licenses are all currently valid and in good standing.

The Company’s licenses include:

•	Drug Enforcement Administration: Controlled Substance Registration Certificate
▪	Schedules 3, 3N, 4
•	Drug Enforcement Administration: Domestic Chemical Diversion Control Registration Certificate
•	State of Florida Department of Health – Drugs, Devices, and Cosmetics

Its permits include:

•	Complimentary Drug Distributor and Prescription Drug Wholesaler

Manufacturing & Logistics

MCR outsources manufacturing of its products to one third party contract manufacturer, TG United Pharmaceuticals, Inc. (“TG United”), an entity that is wholly-owned by David Ambrose, the Company’s Chief Executive Officer and President, and beneficial owner of the greatest number of shares of the Company’s capital stock.  TG United is responsible for receipt and storage of raw materials and the production, packaging and labeling of finished goods.

TG United and the Company are parties to a Manufacturing and Distribution Agreement dated June 6, 2008, as amended on November 18, 2008 (the “Supply Agreement”).  The initial term of the Supply Agreement is through June 6, 2013, and permits additional one-year renewals based upon the parties’ written agreement.  Under the terms of the Supply Agreement, TG United will manufacture specified products for the Company, including branded products acquired on June 6, 2008 that will be manufactured exclusively for the Company.  On November 18, 2008, the Company was provided an inventory credit of $1.26 million.  The Company is required to make minimum monthly payments of $100,000 to TG United with respect to inventory purchases, subject to a quarterly reconciliation against amounts due.  The $1.26 million inventory credit may be applied by MCR and AMBI against invoices issued by TG United at a rate of up to $100,000 per month, after any required minimum monthly cash payments are made.  Approximately $1.025 million and $0.9 million of the inventory credit remained available to the Company as of December 31, 2008 and March 31, 2009, respectively.

The Company manages the storage and distribution of its products to its customers from its 2,000 square foot warehouse facility in Brooksville, FL.  This air-conditioned facility is equipped with a DEA controlled substance cage for the Scheduled products within the MCR and AMBI portfolio.  This facility is licensed by the appropriate state and federal governments and agencies for the storage and distribution of prescription pharmaceuticals.

Nationwide Distribution Outlets

Virtually all pharmaceutical products in the United States are distributed through an established network of wholesale distributors.  Similar to its peers MCR generates prescriptions at the physician level which are filled at local pharmacies.  Local pharmacies purchase prescription pharmaceuticals from the established drug wholesaler network.  In addition to the drug wholesale networks, MCR sells its pharmaceutical products to specialty retailers and distributors, including large chain drug stores, hospitals, clinics, government agencies and managed healthcare providers such as health maintenance organizations and other institutions.

Largest Customers
	MCR	AMBI
Cardinal Health, Inc.	32%	78%
McKesson Corporation	52%	*
AmeriSourceBergen Corp.	7%	*
North Carolina Mutual	*	8%

History of the Company

The Company was initially formed in February 2005.

Marco Hi-Tech JV Ltd.

In January 2006, the Company acquired Marco Hi-Tech JV Ltd. (“Marco”), a company focused primarily on licensing proprietary Huperzine A technology from independent third-party developers and investigators, and conducting analytical work and clinical trials of Huperzine A.  In addition, from time to time, Marco imported and sold inventories of natural Huperzine and other dietary supplement ingredients to vitamin and supplement suppliers to generate revenues.  After our acquisition of Marco, the Company undertook studies for the development and commercialization of Huperzine A, including securing rights to third-party transdermal patch technology.

Q-RNA, LLC

In November 2006, the Company acquired Q-RNA, Inc., a New York-based biotechnology company focused on diseases such as Alzheimer’s, epilepsy and Parkinson’s disease.  The acquisition of Q-RNA provided the Company with a pipeline of compounds, many of which have been discovered and developed internally.  Among the compounds that Q-RNA believed were ready to move to optimization and pre-clinical development were NHT0012, which is one of a number of second generation disease modifying drugs for Alzheimer’s disease that inhibit A-beta and Tau oligomerization and NHT1107, which is one of a large pharmaceutical library of drugs designed for the treatment of epilepsy that offer both anti-ictogenci (ability to treat epilepsy) and anti-epileptogenic (ability to prevent epilepsy) properties.

MCR American Pharmaceuticals, Inc.

In June 2008, the Company acquired MCR, which was founded in 1991.  MCR’s operations are located in the Company’s Brooksville, Florida offices.  MCR is focused on the acquisition, development, marketing and distribution of cough and cold, prenatal and pain management pharmaceutical products that provide quick and low-cost market entry through the ANDA, and OTC monograph regulatory approval pathways.  These products are referred to as “Branded Generics.”

AMBI Pharmaceuticals, Inc.

In June 2008, the Company acquired AMBI.  AMBI is focused on the distribution of generic equivalent pharmaceutical products to pharmaceutical wholesalers, distributors and chain pharmacies.  AMBI’s operations are located in the Company’s Brooksville, Florida offices

Other Information

The Company was originally formed on February 1, 2005, as Northern Way Resources, Inc., a Nevada corporation, for the purpose of acquiring exploration and early stage natural resource properties.  The Company’s name was changed in January 2006 to Neuro-Hitech Pharmaceuticals, Inc.  The Company subsequently changed its name to Neuro-Hitech, Inc. in August 2006.

Prior to its acquisition of MCR and AMBI, the Company had been focused primarily on technologies that address investigational compounds that have the potential to show clinical improvements versus current treatments for Alzheimer’s disease, Epilepsy and other central nervous system applications.  The Company’s most advanced product candidate targeting these needs is Huperzine A which completed a Phase II clinical trial in the U.S. earlier this year for efficacy and safety in the treatment of mild to moderate Alzheimer’s disease.  In addition to Huperzine A, the Company has worked on two pre-clinical development programs: one for second generation anti-amyloid compounds or disease modifying drugs for Alzheimer’s disease and, secondly, development of a series of compounds targeted to treat and prevent epilepsy.

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

Employees

As of March 10, 2009, the Company had 30 full-time employees, including 25 sales representatives and sales managers.  MCR and AMBI operations are housed within the same buildings, which include a 3,000 square foot office building and a 2,000 square foot distribution facility, both in Brooksville, Florida.

Corporate Information

The Company’s corporate headquarters are located at 16255 Aviation Loop Drive, Brooksville, FL 34604.  The Company’s telephone number is (352) 754-8587, and its fax number is (352) 754-8507.

Executive Officers and Significant Employees of the Registrant

The following sets forth certain information with regard to the executive officers of the Company as of March 13, 2009 (ages are as of December 31, 2008):

Name	Age	Position
David Ambrose	42	President, Chief Executive Officer and Director
David Barrett	33	Chief Financial Officer
Gary Dutton	35	Chief Operating Officer and Director

David Ambrose has been serving as Chief Executive Officer of the Company since January 2009 and a Director of the Company since November 2008.  During the past five years, Mr. Ambrose has been the Chief Executive Officer of TG United Pharmaceuticals, Inc. (“TG United”) and during that time, until June 6, 2008, he was also serving as the President and Chief Executive Officer of MCR and AMBI.

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

Gary Dutton has been serving as Chief Operations Officer since January 2009 and as a Director since November 2008. During the past five years, Mr. Dutton has served as Chief Operations Officer of TG United.  From 1999 to January 2008 Mr. Dutton served a variety of roles with MCR American and AMBI Pharmaceuticals, Inc., most recently as a Sales representative, Director of Sales and Vice-President of Sales.

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

Risk Factors

Investing in the Company’s common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Annual Report on Form 10-K, before purchasing shares of the Company’s common stock. There are numerous and varied risks, known and unknown, that may prevent the Company from achieving its goals. The risks described below are not the only ones the Company will face. If any of these risks actually occur, the Company’s business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of the Company’s common stock could decline and investors in the Company’s common stock could lose all or part of their investment.

Risks Related to the Company and the Company’s Business

The Company has limited cash available, and it may not have sufficient cash to continue its business operations.

As of December 31, 2008 the Company had $397,147 available in cash and cash equivalents. The Company may continue to incur losses in future months as the Company engages in further expenditures as it pursues its business plan.

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

A small number of customers account for a large portion of the Company’s sales and the loss of one of them, or changes in their purchasing patterns, could hurt the Company’s business.

While the Company markets its products to a large number of doctors and pharmacists, the Company sells its products to a small number of wholesale drug distributors and a limited number of pharmacies.  In 2008, McKesson HBOC, Inc. and Cardinal Health, Inc. represented approximately 52% and 32% of MCR’s sales, respectively, and 78% of AMBI’s sales, respectively. The loss of either of these distributors could have an adverse effect on the Company’s business, financial condition and results of operations. A change in purchasing patterns or a reduction in inventory carrying levels by either of these distributors could have a material adverse impact on the Company’s results of operations. Additionally, the distribution network for pharmaceutical products has been subject to increasing consolidation. As a result, a few large wholesale distributors control a large share of the market. Further consolidation or financial difficulties of these distributors could result in the combination or elimination of warehouses that could increase product returns or delay product purchases to reduce inventory levels at the distributor.

The Company may require significant additional funding and may have difficulty raising needed capital in the future.

The Company has not historically generated significant revenue and may not generate sufficient revenue from its operations to meet its future capital requirements. The Company has expended and may continue to expend substantial funds in the operation of its business. The Company will require additional funds to provide for the marketing and distribution of its products. The Company may also require additional funds if it elects to engage in any acquisitions. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable, the Company may have to delay, reduce the scope of or eliminate some of its product development or marketing efforts or forego acquisition opportunities which may materially harm the Company’s business, financial condition and results of operations. The Company’s long term capital requirements are expected to depend on many factors, including:

•	the number of potential products in development;
•	costs of developing sales, marketing and distribution channels and the Company’s ability to sell its drugs;
•	competing technological and market developments;
•	market acceptance of the Company’s products; and
•	costs for recruiting and retaining management, employees and consultants.

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

The Company permits customers to return pharmaceutical products under certain conditions and the amount of product returns may be material. Although the Company has experienced product returns in the past, it is difficult to estimate what level of product returns it will experience in the future. The Company believes product returns may represent 10% of the revenue of comparable companies. If the Company fails to properly estimate the amount of product returns or experience a material increase in product returns the Company’s results could be adversely affected.

The Company also faces the risk of exposure to product liability claims. Although the Company carries product liability insurance; this insurance may not be sufficient to cover potential claims. This insurance may not be available to the Company in the future at an acceptable cost.

Even after the Company receives regulatory approval for a product and markets it, identification of side effects or manufacturing problems could result in withdrawal of marketing approval or recall of the product or some other corrective action by the FDA or other government agencies that could require:

•	reformulation of the product;
•	additional testing;
•	clinical trials; or
•	changes in the labeling or marketing of the product.

In addition, the Company may have to issue market withdrawals or take other corrective actions. In May 2007, the FDA announced that companies must stop manufacturing and distributing unapproved time-release dosage forms containing guaifenesin. In anticipation of this announcement, MCR withdrew its products including guaifenesin and reformulated all affected products. If a product recall or withdrawal occurs, it could affect the Company’s profits, financial condition and results of operations.

If third-party payors do not reimburse patients for the Company’s products, the Company’s sales and profits could decline.

Third-party payors, such as the government, private healthcare insurers and managed care organizations, continuously challenge the pricing of medical products and services through their reimbursement policies. If reimbursement for the Company’s products is low or non-existent, patients and pharmacies may not continue to choose them. Competition among pharmaceutical companies to place their products on the list of products approved for third-party reimbursement creates downward pricing pressure in the industry. In the past several years there have been federal and state government initiatives or reforms affecting the payment for healthcare services and products, including proposals that would limit reimbursement under the Medicare and Medicaid programs. The Company anticipates that federal and state governments will continue to review and assess healthcare delivery systems and payment methods especially in light of the anticipated increase in healthcare costs caused by the aging of the population. Reforms may include:

•	controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending;
•	the increased use of managed care contractors by government payors; and
•	price controls on pharmaceutical products.

Any of these reforms could adversely affect the Company’s revenues and ability to achieve profitability.

Because the Company currently has no commercial manufacturing capabilities of its own, the Company is and will continue to be dependent upon TG United  to manufacture products for it.

The Company has no commercial manufacturing experience and currently outsources all of its product manufacturing to one third−party contract manufacturer, TG United. Although the Company has received sufficient material from TG United to meet its current needs, it does not have any contracts with any other third parties. The termination of its agreement with or any loss of services under that agreement would be difficult for the Company to replace. The Company expects to continue to rely on TG United to produce materials required for the commercial production of the Company’s products.

There are a limited number of third−party manufacturers that operate under the FDA’s current Good Manufacturing Practices (“GMP”), regulations and that have the necessary expertise and capacity to manufacture the Company’s products. Additionally, the Company’s current manufacturing needs may not be a large enough volume to appeal to many potential manufacturers. As a result, it may be difficult for the Company to locate manufacturers for the Company’s anticipated future needs. If the Company is unable to arrange for third−party manufacturing of its products, or to do so on commercially reasonable terms, the Company may not be able market and sell its products.

Reliance on third−party manufacturers entails risks to which the Company would not be subject if it manufactured its own products, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party, and the possibility of termination or non−renewal of the agreement by the third party. Dependence upon third parties for the manufacture of the Company’s products may reduce the Company’s profit margins, or the sale of the Company’s products, and may limit the Company’s ability to develop and deliver products on a timely and competitive basis.

The Company is dependent upon TG United as its sole source of operating credit.

On November 18, 2008, TG United provided the Company a $1.26 million inventory credit.  The Company is required to make minimum monthly payments of $100,000 to TG United with respect to inventory purchases, subject to a quarterly reconciliation against amounts due.  The $1.26 million inventory credit may be applied by MCR and AMBI against invoices issued by TG United at a rate of up to $100,000 per month, after any required minimum monthly cash payments are made.  Approximately $1.025 million and $0.9 million of the inventory credit remained available to the Company as of December 31, 2008 and March 31, 2009, respectively.

If the Company’s third−party manufacturer does not operate in accordance with current Good Manufacturing Practices, the Company could be subject to FDA enforcement actions, including the seizure of the Company’s products and the halting of production.

The third−party manufacturer that the Company currently relies on or any third-party manufacturers the Company will rely on in the future must continuously adhere to the GMPs set forth in the FDA’s regulations. In complying with GMPs, the Company and its third−party manufacturer must expend significant time, money and effort in development, testing, production, record keeping and quality control to assure that the Company’s products meet applicable specifications and other regulatory requirements. The failure to comply with these specifications and other requirements could result in an FDA enforcement action, including the seizure of products and shutting down of production. If the Company’s third−party manufacturer is unable to comply with GMPs, the Company’s ability to develop, produce and sell its products would be impaired.

The Company is dependent on its manufacturer party for the development of the Company’s products.

The Company currently relies on its manufacturer for the development of the Company’s products. The Company’s ability to commercialize the products that it develops and generate revenues from product sales depends on its partner’s ability to assist the Company in establishing the safety and efficacy of the Company’s product candidates, obtaining and maintaining regulatory approvals and achieving market acceptance of the products once commercialized.   If the Company’s partner fails to perform as expected, the Company’s potential for revenue from products developed through its strategic relationship could be dramatically reduced.

If the Company utilizes other partners for the development of its products, those partners may elect to delay or terminate development of one or more product candidates, independently develop products that could compete with the Company’s products or fail to commit sufficient resources to the distribution of products developed through their strategic relationships with the Company.

The Company may engage in strategic transactions or acquisitions that fail to enhance stockholder value.

From time to time, the Company may consider possible strategic transactions, including the potential acquisition or licensing of products or technologies or acquisition of companies.

Strategic transactions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Difficulties in entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Initial dependence on unfamiliar partners;

•	Insufficient revenues to offset increased expenses associated with acquisitions; and

•	The potential loss of key employees of the acquired companies.

Acquisitions may also cause the Company to:

•	Issue common stock that would dilute the Company’s current shareholders’ percentage ownership;

•	Assume liabilities;

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs, and restructuring and other related expenses; or

•	Become subject to litigation.

Mergers and acquisitions of pharmaceutical companies are inherently risky, and no assurance can be given that the Company’s previous or future acquisitions will be successful and will not materially adversely affect its business, operating results or financial condition. Failure to manage and successfully integrate acquisitions the Company makes could harm its business and operating results in a material way.

The loss of key executives and failure to attract qualified management could limit the Company’s growth and negatively impact its results of operations.

The Company depends highly upon its senior management team, primarily David Ambrose, its Chief Executive Officer and President, and David Barrett, its Chief Financial Officer.  The Company will continue to depend on management personnel with pharmaceutical industry experience.  At this time, the Company does not know of the availability of such experienced management personnel or how much it may cost to attract and retain such personnel.  The loss of the services of any member of senior management or the inability to hire experienced management personnel could have a material adverse effect on the Company’s financial condition and results of operations.

Because none of the Company’s products have been approved by the FDA or subject of FDA-approved new drug applications, the Company could be subject to FDA enforcement actions.

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

The Company’s products are marketed in the United States without an FDA-approved marketing application because they have been considered by the Company to be identical, related or similar to products that have existed in the market without an NDA or ANDA.  These products are marketed subject to the FDA’s regulatory discretion and/or enforcement policies.  The FDA has adopted a risk-based enforcement policy concerning unapproved drugs.  The agency has articulated that, in enforcing the NDA requirements, it prioritizes drugs that pose potential safety risks, lack evidence of effectiveness and prevent patients from seeking effective therapies, and those that are marketed fraudulently.  In addition, the FDA has indicated that approval of an NDA for one drug within a class of drugs marketed without FDA approval may also trigger agency enforcement of the other drugs in that class.  Once the FDA issues an approved NDA for one of the drug products at issue or completes the efficacy review for that drug product, it may require the Company to also file an NDA or ANDA for other drugs in the same class of drugs in order to continue marketing them in the United States.  While the FDA generally allows a one-year grace period, it is not statutorily required to do so.  In addition, although the Company may be given time to submit a marketing application for a product before the FDA would take enforcement action, the time it takes us to complete the necessary clinical studies and submit an application to the FDA may exceed the one-year grace period, resulting in an interruption of marketing and sales.  It is also possible that the FDA could disagree with our determination that some or all of these products are identical, related or similar to products that have existed in the marketplace without an NDA or ANDA.  In the event the FDA disagrees with our determination that these products are identical, the FDA may file an enforcement action which could result in these products being pulled off the market.  If this were to occur it would have a substantial, negative impact on the Company’s business.

The regulatory status of some of the Company’s products makes these products subject to increased competition and other regulatory risks, which could result in reduced sales or enforcement actions against the Company.

The regulatory status of the Company’s products may allow third parties to more easily introduce competitive products.  Several of the Company’s lines of products are marketed in the United States without an FDA-approved marketing application because they have been considered by the Company to be identical, related or similar to products that have existed in the market without an NDA or ANDA.    On several occasions, the FDA has considered changing the classification of certain single entity and combination product types of drugs from prescription to over-the-counter use, and permitting sponsors to utilize foreign over-the-counter experience data to establish a product as safe and effective for over-the-counter use in the United States.  If the FDA changes such classification, the Company may have to reformulate certain of its products or submit safety and efficacy data on such products, which would be costly, or the Company may have to discontinue selling certain products if the FDA does not approve any marketing application for such products.

In addition, the FDA considers certain products to be new drugs, but has indicated its intent to exercise enforcement discretion and not pursue regulatory action unless certain conditions occur.  If these conditions were to materialize, or the FDA disagreed with the Company’s conclusions about the regulatory status of such products, the Company might be required to submit an NDA and/or cease marketing until the FDA grants approval to do so.  The FDA could also, at any time, promulgate new regulations or policies to require the submission of an NDA for each of these products.

The Company’s business is heavily regulated by governmental authorities, and failure to comply with such regulation or changes in such regulations could negatively impact the Company’s financial results.

The Company’s business is regulated by many government authorities, including, among others, the FDA, the U.S. Drug Enforcement Agency (“DEA”), the Consumer Product Safety Commission, the Department of Health and Human Services (“HHS”) and the Centers for Medicare and Medicaid Services.  The Company may incur significant expenses to comply with regulations imposed by these authorities.  Also, the Company’s future results of operations could be negatively impacted by changes in governmental regulation over the pharmaceutical industry, including regulation of Medicare, Medicaid and similar programs, by reducing the Company’s revenue and profits and/or increasing its costs and expenses in order to comply with such regulations.  In addition, the Company’s third-party manufacturer and other partners are subject to inspection by the FDA and, in appropriate cases, the DEA and other regulators.  If the Company’s third-party manufacturer and other partners do not comply with FDA or DEA regulations in the future, they may not deliver products to the Company or deliver samples to the Company’s representatives, or the Company may have to recall products.  Even if deficiencies observed by the FDA or DEA do not relate to the Company’s products, its third-party manufacturer and other partners may be delayed in manufacturing and in supplying the Company’s products to it in a timely manner until they address their compliance issues with the FDA and/or DEA.

Any regulatory approvals that the Company or its partners receive for its product candidates may also be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for potentially costly post-marketing follow-up studies.  The subsequent discovery of previously unknown problems with the drug, including adverse effects of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

Period−to−period comparisons of the Company’s operating results are not meaningful due to its acquisition of MCR American Pharmaceuticals, Inc. and AMBI Pharmaceuticals, Inc.

The Company completed its acquisition of MCR American Pharmaceuticals, Inc. and AMBI Pharmaceuticals, Inc. in June 2008, which makes it difficult to analyze its pre−acquisition and post−acquisition results of operations and to compare them from period to period. Period−to−period comparisons of the Company’s results of operations may not be meaningful due to these acquisitions and are not indications of the Company’s future performance. Any future acquisitions will also make the Company’s future results difficult to compare from period to period.

The Company’s financial results may fluctuate due to factors outside its control, which fluctuations may have an adverse affect on the Company’s stock price.

The Company’s quarterly results of operations will be highly dependent upon the results of its subsidiaries MCR American Pharmaceuticals, Inc. and AMBI Pharmaceuticals, Inc. The results of operations for these subsidiaries have fluctuated in the past with the majority of their sales recorded in the first and fourth quarters. The Company’s results are likely to continue to fluctuate significantly in the future. The factors that contribute to these fluctuations are largely out of the Company’s control, and include:

•	seasonality of sales of cough, cold and allergy products;
•	demand for and market acceptance of the Company’s products;
•	insufficient demand in the marketplace causing the Company’s distributors to return product;
•	the development of new competitive products by others;
•	changes in treatment practices of physicians who currently prescribe the Company’s products;
•	the timing, release and competitiveness of the Company’s products;
•	the mix of products that the Company sells during any time period;
•	increased price competition;
•	increased expenses, whether related to marketing, product development, administration or otherwise; and
•	adverse changes in the level of economic activity in the United States and other major regions in which the Company does business.

Due to the factors summarized above, the Company does not believe that period−to−period comparisons of its results of operations are necessarily meaningful and should not necessarily be relied upon to predict future results of operations. It is also possible that in future periods the Company’s results of operations will not meet the expectations of investors.

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

Some of the Company’s products contain controlled substances, which are subject to extensive regulation by the Drug Enforcement Agency and other regulatory agencies.

Some of the Company’s products contain codeine as an active ingredient.  Codeine is a controlled substance and is subject to extensive regulation by the Drug Enforcement Agency and other agencies.  These regulations apply to the manufacture, shipment, sale and use of products containing controlled substances.  These regulations are also imposed on prescribing physicians and other third parties, and could make the storage, transport and use of such products relatively complicated and expensive.  The DEA is also involved in the review of labeling, promotion and risk management plans with the FDA for certain controlled substances.  With the increased concern for safety by the FDA and the DEA with respect to products containing controlled substances, it is possible that these regulatory agencies could impose additional restrictions on marketing or even withdraw regulatory approval for such products.

In addition, adverse publicity may result in rejection of the product by the medical community.  If the DEA, FDA or any other regulatory authority withdrew the approval of, or placed additional significant restrictions on these products, the Company’s product sales could be adversely affected.  In addition, there can be no assurance that the DEA will not, in the future, seek to regulate other ingredients in the Company’s products as controlled substances.

If physicians and patients do not accept the Company’s current or future products, the Company may be unable to generate significant additional revenue, if any.

The Company’s future financial performance will depend upon the acceptance of the Company’s products by physicians, patients, third-party payors and the broader medical community. The degree of market acceptance will depend upon a number of factors, including:

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

If the Company’s products fail to achieve market acceptance, the Company would not be able to generate significant revenue.

The market for products and services in the pharmaceuticals industry is highly competitive, and the Company may not be able to compete successfully.

The market for products and services in the pharmaceuticals industry is highly competitive.  Most of the Company’s competitors in the industry have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company, and may be able to respond more quickly than the Company can to new or changing opportunities and customer requirements.  Also, many competitors have greater name recognition and more extensive customer bases that they can leverage to gain market share.  Such competitors are able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than the Company can.

Recent federal legislation may increase the pressure to reduce prices of pharmaceutical products paid for by Medicare, which may adversely affect the Company’s revenues, if any.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) changed the way that Medicare covers and pays for pharmaceutical products.  The legislation expanded Medicare coverage for drug purchases by the elderly and will eventually introduce a new reimbursement methodology based on average sales prices for drugs.  In addition, this legislation provides authority for limiting the number of drugs that will be covered in any therapeutic class.  As a result of this legislation and the expansion of federal coverage of drug products, the Company expects that there will be additional pressure to contain and reduce costs.  These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that the Company receives for any approved products and could seriously harm its business.  While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

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

There is currently very little liquidity in the trading market for the Company’s common stock and the Company cannot ensure that a liquid trading market will ever develop or be sustained.

To date there has been a very limited trading market for the Company’s common stock. The Company cannot predict how liquid the market for its common stock might become. The Company’s common stock is currently trading on the OTC Bulletin Board. In addition, the price at which the Company’s common stock may be sold is hard to predict because of the limited liquidity of its common stock. Because the Company’s common stock is so thinly traded, a large block of shares traded can lead to dramatic fluctuations in the share price.

The Company has not paid dividends in the past and does not expect to pay dividends in the future. Any return on investment may be limited to the value of the Company’s common stock.

The Company currently intends to retain any future earnings to support the development and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the board of directors after taking into account various factors, including but not limited to the Company’s financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that the Company may be a party to at the time. If the Company does not pay dividends, its common stock may be less valuable because a return on your investment will only occur if the Company’s stock price appreciates.

Item 2.	Description of Property.

The Company leases office and warehouse space from an affiliate of David Ambrose, at 16255 Aviation Loop Drive, Brooksville, FL 34604.  Each of those leases is subject to a month-to-month lease.

Item 3.	Legal Proceedings.

On January 7, 2009, the Company terminated the employment of its former chief executive officer, Matthew Colpoys.  In terminating his employment, the Company asserted, pursuant to Section 5(d) of his employment agreement, that the termination was for “cause” as defined in the agreement.  On January 26, 2009, Mr. Colpoys filed suit in Supreme Court in Erie County, New York, asserting that prior to his termination his salary had been reduced in violation of the agreement and that his termination was without “without cause” under his employment agreement.  He is seeking the payment of the amount of the salary reduction ($55,000), two year’s salary and benefits pursuant to the provision of the agreement pertaining to termination without “cause” ($664,000) and indemnification for his legal fees.  The Company believes that Mr. Colpoys’ suit is without merit and intends to vigorously defend it.  The Company has answered the complaint denying the claims and has asserted counterclaims for breach of fiduciary duty based upon various acts of misconduct prior to his termination.

On November 20, 2008, the Company terminated the employment of its former officers, David Benharris, Patrick Sullivan and Brendan Carney as part of a reorganization and down-sizing of its executive staff.  Messrs. Benharris, Sullivan and Carney have asserted various claims for allegedly unpaid vacation benefits and unreimbursed business expenses.  In addition, they have asserted that they were terminated following a “change in control” as that term is defined in the change in control agreement entered in connection with their employment and have asserted claims for two year’s salary and benefits pursuant to the termination provisions of those agreements (approximately $550,000 in the aggregate).  Messrs. Benharris, Sullivan and Carney submitted a demand for arbitration on March 4, 2009.  The Company believes that their claims are without merit and intends to vigorously defend them.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company did not submit any matter to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is currently traded on the OTC Bulletin Board market under the symbol “NHPI.”

The Company’s common stock was first traded on the OTCBB market on February 2, 2006 until the common stock began trading on the NASDAQ Capital Market on April 24, 2007. The Company’s common stock was delisted from the NASDAQ Capital Market on April 2, 2008. The following table sets forth the high and low sales prices for the period during which the common stock has been traded on the NASDAQ Capital Market and the range of the high and low bid prices for the period during which the common stock was traded on the OTCBB market. The information provided for trading on the OTCBB market, as reported by the National Quotation Bureau, represents interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	Bid Price Per Share
	High	Low
January 2007 - March 2007	$7.25	$4.75
April 2007 – June 2007	$8.15	$5.82
July 2007 – September 2007	$6.47	$4.25
October 2007 – December 2007	$5.50	$3.01
January 2008 – March 2008	$4.40	$0.40
April 2008 – June 2008	$0.51	$0.22
July 2008 – September 2008	$0.45	$0.20
October 2008 – December 2008	$0.20	$0.04

Stockholders

As of March 2, 2009, the Company believes there were approximately 126 holders of record of its common stock. The Company believes that a greater number of holders of its common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain all available funds and any future earnings to fund the development and growth of its business and does not anticipate declaring or paying any cash dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered equity securities during the year ended December 31, 2008 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act). To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” “projects” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include those outlined in “Risk Factors” found within our Annual Report on Form 10-K and include, without limitation, the Company’s limited history, limited revenues, limited cash and ability to raise capital to finance the growth of the Company’s operations, the ability of the Company to develop its products and obtain necessary governmental approvals, the Company’s ability to protect its proprietary information, the Company’s ability to attract or retain qualified personnel, including scientific and technical personnel and other risks detailed from time to time in the Company’s filings with the SEC, or otherwise.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

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

Results of Operations

The following discussion provides a comparison of the Company’s results of operations for the year ended December 31, 2008 to the year ended December 31, 2007.  The Company’s results of operations reported herein reflect the acquisition of MCR and AMBI since June 5, 2008.  Accordingly, the results of operations for the periods prior to the acquisition of MCR and AMBI are not comparable to periods after the acquisition of MCR and AMBI.

	For the twelve-month
	period ended
	December 31		2008 vs 2007	2008 vs 2007
	2008	2007	($)	(%)

Revenues	$4,129,612	$458,870	$3,670,742	800%

Cost of goods sold	1,827,160	215,854	1,611,306	746%

Gross Profit	2,302,452	243,016	2,059,436	847%

Operating expenses:
Selling, general & administrative expenses	5,788,983	2,561,402	3,227,581	126%
Research & development costs	1,549,879	3,523,954	(1,974,075)	-56%
Share Based Compenssation	5,331,308	2,427,904	2,903,404	120%
Amortization of Deferred comp	589,874	242,447	347,427	143%

Registration Rights payments	0	490,550	(490,550)	-100%

Total operating expenses	13,260,044	9,246,257	4,013,787	43%

Operating loss	(10,957,592)	(9,003,241)	(1,954,351)	22%

Other income (expense):

Interest income (expense)	(143,616)	206,804	(350,420)	-169%
Forgiveness of debt	375,338	0	375,338	NM

Net loss	(10,725,870)	(8,796,437)	(1,929,433)	22%

Revenues

Revenues consist of sales of pharmaceutical products adjusted for any allowance for product returns and sales of natural Huperzine to vitamin and supplement suppliers.

The Company had revenues from operations of $4,129,612 for the year ended December 31, 2008, a 800% increase from the $458,870 in revenue achieved for the year ended December 31, 2007.  The increase in revenue was attributable to revenues generated by MCR and AMBI following the Company’s acquisition of those companies.

Cost of Goods Sold

Cost of goods sold as a percentage of the Company’s revenue was 44.2% for the year ended December 31, 2008, compared with 47% for the year ended December 31, 2007.  The change in the cost of goods sold as a percentage of the Company’s revenue was attributable to the higher margins associated with the sales of the Company’s pharmaceutical products following its acquisition of MCR and AMBI compared to the margins associated with the sales of Huperzine A in the prior period.  A comparison to the prior period is not meaningful in light of the change in the composition of the Company’s business.

Selling, general and administrative expenses

Selling, general and administrative expenses generally consist of share-based and cash compensation to our employees and consultants who support our operations as well as professional fees, insurance costs and investor relations.

The Company’s total selling, general and administrative expenses increased from $2,561,402 for the year ended December 31, 2007 to $5,788,983 for the year ended December 31, 2008.  The increase in these expenses was attrituable to increases in salaries and employee benefit expenses following the acquisition of MCR and AMBI.

Share based compensation for the year ended December 31, 2008 was $5,331,308, an increase from the $2,427,904 for the year ended December 31, 2007.  The increase in share based compensation expense was attrituable to share-based payments of approximately $3.1 million associated with the forefeiture of options granted to officers, employees and consultants in prior years, and the grant of options and stock appreciation rights.

Research and development costs

The Company’s research and development costs decreased from $3,523,954 for the year ended December 31, 2007 to $1,549,879 for the year ended December 31, 2008.  The decrease in research and development expenses is attributable to the conclusion of the Company’s clinical development programs following the announcement of its Phase II results for Huperzine A.

Georgetown

In December 2003, the Company entered into a clinical research agreement, which was amended in November 2005 and October 2007, with Georgetown pursuant to which Georgetown provided the Company with Phase II research on Huperzine A.  The costs associated with this agreement totaled $5,336,842 and were partially funded by the National Institutes of Health.  The Company’s portion of the total cost was $4,036,842 and payable in installments upon the achievement of certain milestones.   For the years ended December 31, 2008 and 2007, the payments made by the Company to Georgetown under the terms of the clinical research agreement were approximately $785,305 and $1,183,167, respectively, and the total payments made by the Company to Georgetown since inception of the agreement were approximately $3,895,972.  These costs are reflected in the Research and Development caption of the Statement of Operations. The Company expects to make final payments in 2009 to Georgetown in the amount of $80,000.

XEL Herbaceuticals, Inc.

On March 15, 2006, the Company entered into a development agreement with XEL for the development of the Huperzine A Transdermal Delivery System (“Product”).  For the years ended December 31, 2008 and 2007, the payments made by the Company to XEL were approximately $92,500 and $1,111,250, respectively, and are reflected in the Research and Development caption of the Statement of Operations. The Company does not expect to make any additional payments in 2009.

Dalhousie License Agreements (PARTEQ)

As part of the acquisition of Q-RNA, the Company assumed exclusive license agreements with PARTEQ Research and Development Innovations (“PARTEQ”), the technology licensing arm of Queens University, Kingston, Ontario, Canada.

Under the terms of the exclusive PARTEQ Licensing Agreement with PARTEQ, which was amended in early 2007, the Company was obligated to pay fixed annual fees of C$283,000.  Under the terms of the Exclusive Patent License Option Agreement with PARTEQ which was amended in early 2007, the Company was obligated to pay fixed annual fees of C$151,000.  For the years ended December 31, 2008 and December 31, 2007 the payments made by the Company to PARTEQ under these agreements have been approximately $122,000 and $457,115, respectively.  The Company expects to make final payments in 2009 to PARTEQ in the amount of C$60,000.

Interest income (expense)

The Company invests any cash and cash equivalents not used for working capital in short-term, interest-bearing, investment-grade securities or accounts.  For the year ended December 31, 2008, the Company incurred an expense of $143,616 related to interest accrued on notes payable to David Ambrose issued in connection with the Company’s acquisition of MCR and AMBI in June 2008, compared to $206,804 in interest income generated in the year ended December 31, 2007.  The decrease is attributable to a decrease in the balance of the Company’s cash and cash equivalents during the 2008 fiscal year and a decrease in the rate of interest paid on the Company’s cash and cash equivalents.

Liquidity and Capital Resources

Presently, the Company expects that its available cash, cash equivalents and interest income earned may not be sufficient to meet its operating expenses and capital requirements for the next 12 months, although its financial condition has been improved since November 2008.  In November 2008, the Company and David Ambrose and an affiliate of Mr. Ambrose modified certain terms of the agreement pursuant to which the Company purchased MCR and AMBI, pursuant to a Modification Agreement and Release (“Modification Agreement”).  Pursuant to the Modification Agreement the Company issued 1,500,000 shares of the Company’s Series A Preferred Stock and 1,397,463 shares of the Company’s Series B Preferred Stock (i) to satisfy its obligations to Mr. Ambrose under a Convertible Note and a Subordinated Note aggregating approximately $6.1 million and payables aggregating approximately $1 million and (ii) to receive products from an affiliate of Mr. Ambrose valued at up to $1,257,717. Each share of the Series A and B Preferred Stock is convertible in 10 shares of the Company’s common stock. Additionally, the features of the Series A Preferred Stock include, among other things, a non-participating liquidation preference of $4,500,000.

The Company is dependent upon TG United as its sole source of operating credit.  As part of the Modification Agreement, the Company was provided a $1.26 million inventory credit by TG United.  The Company is required to make minimum monthly payments of $100,000 to TG United with respect to inventory purchases, subject to a quarterly reconciliation against amounts due.  The $1.26 million inventory credit may be applied by MCR and AMBI against invoices issued by TG United at a rate of up to $100,000 per month, after any required minimum monthly cash payments are made.  Approximately $1.025 million and $0.9 million of the inventory credit remained available to the Company as of December 31, 2008 and March 31, 2009, respectively.

Prior to the Company’s acquisition of MCR and AMBI, the Company generated limited revenue from operations.  The Company expects that it will generate most of its revenue from the sale of its pharmaceutical products and limited operating revenue from the sale of natural Huperzine.  If the sale of its pharmaceutical products is not sufficient to meet its working capital needs, the Company may need to raise capital through the sale of its securities or debt offerings.  The Company also intends to expand its business operations in several respects, but it will need additional capital to pursue these opportunities. If the Company fails to generate sufficient cash flow or raise additional capital it may not have sufficient cash to pursue its business expansion plans and meet capital requirements during this period or in future periods.

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

During the year ended December 31, 2008 the Company used approximately $4.3 million in its operating activities.  The cash used in operating activities consisted primarily of the following:

•
Net loss of approximately $10.7 million, adjusted for share-based payments aggregating $5.3 million and the amortization of intangible assets acquired pursuant to the MCR and AMBI acquisition amounting to approximately $0.6 million;

•	An increase in accounts receivable of approximately $1.25 million which is primarily due to sales of products sold in late November and early December 2008 ;
•	A decrease in accounts payable of approximately $0.3 million; and
•	An increase in inventory of approximately $0.1 million

During the year ended December 31, 2008, the net cash consideration paid for MCR and AMBI amounted to approximately $5 million.

During the year ended December 31, 2008, the Company issued 13,172,000 shares of its Common Stock in private placements of the Company’s securities, raising gross proceeds of $3,279,828.

The Company expects to incur additional expenses in 2009 payable to Georgetown of $80,000 related to the open label extension of the Phase II Clinical Trial and $60,000 payable to Dalhouise related to the preclinical licensing agreement.

The Company may also incur additional expenses in connection with its agreement with Numoda Corporation (“Numoda”). Following Numoda’s delivery of its analysis of the Phase II clinical trials, the Company paid Numoda $100,000.

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

Revenue Recognition

Revenue is recognized when it is earned. The Company’s revenue recognition policies are in compliance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”. The Company recognizes revenues from the sale of pharmaceutical products, including shipping fees, if any, upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer, which is generally upon delivery to the destination point.

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

Item 8.	Financial Statements

The Company’s Consolidated Financial Statements and the Report of the Independent Registered Public Accounting Firm appears at the end of this annual report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)), as of the end of the period covered by this report, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the Company’s internal control over financial reporting as of December 31, 2008, the end of the Company’s fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment.

Based on the Company’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  The Company reviewed the results of management’s assessment with the Audit Committee of the Company’s Board of Directors.

This report does not include an attestation report of the Company’s registered public accounting firm regarding the Company’s internal controls over financial reporting.  The disclosure contained under this Item 9A was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the disclosure under this Item 9A in this Report.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including its CEO and CFO, does not expect that the Company’s disclosure controls or its internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement. The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

PART IV

Item 15	Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated January 17, 2006, between Northern Way Resources, Inc., a Nevada corporation and Northern Way Resources, Inc., a Delaware corporation	8-K	2.1	1/23/06

2.2	Certificate of Ownership and Merger merging Northern Way Resources, Inc., a Nevada corporation into Northern Way Resources, Inc., a Delaware corporation	8-K	2.2	1/23/06

2.3	Articles of Merger merging Northern Way Resources, Inc., a Nevada corporation into Northern Way Resources, Inc., a Delaware corporation	8-K	2.3	1/23/06

2.4	Agreement of Merger and Plan of Reorganization, dated as of January 24, 2006, by and among Neurotech Pharmaceuticals, Inc., Marco Hi-Tech JV Ltd., and Marco Acquisition I, Inc.	8-K	2.1	1/30/06

2.5	Agreement and Plan of Merger, dated as of November 16, 2006, by and among Neuro-Hitech, Inc., QA Acquisition Corp., QA Merger LLC, Q-RNA, Inc., and Dr. David Dantzker, as the Representative of the Q-RNA, Inc. security holders.	8-K	2.1	12/5/06

2.6	Agreement and Plan of Merger, dated as of June 5, 2008, by and among Neuro-Hitech, Inc., GKI Acquisition Sub, Inc., GKI Acquisition Corporation and Timothy J. Ryan, Matthew Colpoys, Jr. and Philip J. Young.	8-K	2.1	6/11/08

2.7	Amended and Restated Stock Purchase Agreement, dated as of June 6, 2008, by and among, Neuro-Hitech, Inc., GKI Acquisition Corporation, and David Ambrose.	8-K	2.2	6/11/08

2.8	Modification Agreement and Release by and among the Company, TG United Pharmaceuticals, Inc. and David Ambrose	10-Q	2.1	11/19/08

3.1	Certificate of Incorporation of Neurotech Pharmaceuticals, Inc.	8-K	3.1	1/23/06

3.2	Certificate of Merger of Marco Acquisition I, Inc. with and into Marco Hi-Tech JV Ltd.	8-K	3.5	1/30/06

3.3	Certificate of Merger of Marco Acquisition I, Inc. with and into Marco Hi-Tech JV Ltd.	8-K	3.6	1/30/06

3.4	Certificate of Amendment of Certificate of Incorporation of Neurotech Pharmaceuticals, Inc., changing name to Neuro-Hitech Pharmaceuticals, Inc.	8-K	3.7	1/30/06

3.5	Certificate of Ownership and Merger effective August 11, 2006	8-K	3.1	8/11/06

3.6	By-laws of the Company	8-K	3.2	1/23/06

3.7	Certificate of Designation of Series A Preferred Stock	10-Q	3.1	11/19/08

3.8	Certificate of Designation of Series B Preferred Stock	10-Q	3.2	11/19/08

4.1	Form of Common Stock Purchase Warrant Certificate	8-K	4.1	1/30/06

4.2	Form of Marco Hi-Tech JV Ltd. Registration Rights Agreement	8-K	10.4	1/30/06

4.3	Registration Rights Agreement, dated as of November 29, 2006, by and among Neuro-Hitech, Inc. and David Dantzker as the Representative of the Q-RNA, Inc. security holders	8-K	4.1	12/5/06

4.4	Registration Rights Agreement, dated as of November 29, 2006, by and among Neuro-Hitech, Inc. and individuals and entities that are parties to the Securities Purchase Agreement dated as of November 16, 2006	8-K	4.2	12/5/06

4.5	Form of $13 Warrant issued pursuant to the Merger.	8-K	4.3	12/5/06

4.6	Form of $18 Warrant issued pursuant to the Merger.	8-K	4.4	12/5/06

4.7	Form of Warrant issued in connection with private offering	8-K	4.5	12/5/06

4.8	Stock and Warrant Purchase Agreement, dated as of November 29, 2007, by and among Neuro-Hitech, Inc. and the investors identified therein	8-K	4.1	12/19/07

4.9	Registration Rights Agreement, dated as of November 29, 2007, by and among Neuro-Hitech, Inc. and the investors identified therein	8-K	4.2	12/19/07

4.10	Form of Warrant issued in connection with private offering	8-K	4.3	12/19/07

4.11	Registration Rights Agreement, dated as of November 18, 2008, by and between Neuro-Hitech, Inc. and David Ambrose	10-Q	4.1	11/19/08

10.1	Neurotech Pharmaceuticals, Inc. 2006 Incentive Stock Plan	8-K	10.1	1/30/06

10.2	Neurotech Pharmaceuticals, Inc. 2006 Non-Employee Directors Stock Option Plan	8-K	10.2	1/30/06

10.3	Form of Private Placement Subscription Agreement	8-K	10.3	1/30/06

10.4	Securities Purchase Agreement, dated January 5, 2006, by and between Marco Hi-Tech JV Ltd. and the investors signatory thereto	8-K	10.5	1/30/06

10.5	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and Reuben Seltzer	8-K	10.6	1/30/06

10.6	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and John Abernathy	8-K	10.8	1/30/06

10.7	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and Mark Auerbach	8-K	10.9	1/30/06

10.8	Technology License Contract, dated as of June 1, 1997, by and between Mayo Foundation for Medical Education and Research and Marco Hi-Tech JV Ltd.	8-K	10.12	1/30/06

10.9	Clinical Research Agreement, dated March 1, 2002, by and between Georgetown University and Marco Hi-Tech JV Ltd.	8-K	10.13	1/30/06

10.10	Offer Letter, dated January 6, 2006, to John Abernathy from Marco Hi-Tech JV Ltd.	8-K	10.14	1/30/06

10.11	Offer Letter, dated January 5, 2006, to Mark Auerbach from Marco Hi-Tech JV Ltd.	8-K	10.15	1/30/06

10.12	Development Agreement dated February 1, 2006, between the Company and Org Syn Laboratory, Inc	10-QSB	10.1	5/15/06

10.13	Development Agreement dated March 15, 2006, between the Company and Xel Herbaceuticals, Inc	10-QSB	10.2	5/15/06

10.14	Securities Purchase Agreement, dated as of November 16, 2006, by and among Neuro-Hitech, Inc. and the investors identified therein.	8-K	2.2	12/5/06

10.15	Amendment No. 1 to 2006 Incentive Stock Plan	8-K	4.6	12/5/06

10.16	Amendment No. 2 to 2006 Incentive Stock Plan	8-K	4.7	12/5/06

10.17	Consultant Agreement, dated as of November 29, 2006, by and between Neuro-Hitech, Inc., and D.F. Weaver Medical, Inc., Donald F. Weaver, Principal Consultant.	8-K	10.1	12/5/06

10.18	2002 Q-RNA, Inc. Stock Incentive Plan	S-8	10.1	12/13/06

10.19	2006 Stock Incentive Plan	DEF 14A		6/05/07

10.20	Non-Management Directors Deferral Program	10-QSB	10.2	8/08/07

10.21	Officers Deferral Program	10-QSB	10.3	8/08/07

10.22	Employment Agreement, dated August 22, 2007, between Neuro-Hitech, Inc. and Gary Shearman	8-K	10.1	8/29/07

10.23	Employment Agreement, dated December 7, 2007, between Neuro-Hitech, Inc. and David Barrett	8-K	10.1	12/11/07

10.24	Securities Purchase Agreement, dated as of June 6, 2008, by and among Neuro-Hitech, Inc. and each of the investors identified therein.	8-K	10.1	6/11/08

10.25	Consulting Agreement, dated as of June 6, 2008, by and among Neuro-Hitech, Inc. and David Ambrose.	8-K	10.2	6/11/08

10.26	Resignation Agreement and Mutual Release, dated as of June 5, 2008, by and among Neuro-Hitech, Inc. and Gary T. Shearman.	8-K	10.3	6/11/08

10.27	Employment Agreement between NHI and Matthew E. Colpoys, dated June 6, 2008.	8-K	10.4	6/11/08

10.28	Manufacturing and Distribution Agreement, effective June 6, 2008, between TG United Pharmaceuticals, Inc. and Neuro-Hitech, Inc.*	10-Q	10.5	8/12/08

14.1	Code of Ethics	10-KSB	14.1	3/31/06

16.1	Letter of MSPC, Certified Public Accountants and Advisors, a Professional Corporation, dated July 11, 2008, regarding change in independent registered public accounting firm.	8-K	16.1	7/11/08

21.1	Subsidiaries				X

23.01	Consent of Independent Registered Public Accounting Firm – Sherb & Co., LLP				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

* Confidential treatment requested for certain information.

NEURO-HITECH, INC. AND SUBSIDIARIES

1900 NW Corporate Blvd., East Suite 210 Boca Raton, Florida 33431 Tel. 561-886-4200 Fax. 561-886-3330 e-mail:info@sherbcpa.com Offices in New York and Florida

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee
Neuro-Hitech, Inc.
Brooksville, Florida

We have audited the accompanying consolidated balance sheet of Neuro-Hitech, Inc. as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neuro-Hitech, Inc. as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses from operations in 2008 and 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Boca Raton, Florida	Certified Public Accountants
March 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Neuro-Hitech, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Neuro-Hitech, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2007, of Neuro-Hitech, Inc. and subsidiaries.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neuro-Hitech, Inc. and subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

New York, New York
March 28, 2008

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007

ASSETS:
Current Assets:
Cash and Cash Equivalents	$397,147	$6,137,592
Accounts Receivable	1,310,852	63,300
Inventory	326,946	33,821
Prepaid Inventory	1,025,059
Prepaid Expenses	38,054	11,861
Total Current Assets	3,098,058	6,246,574

Property and Equipment, net	9,472	4,248

Other Assets:
Security Deposit	-	13,226
Intangible Asset, net	6,021,751	-

Total assets	$9,129,281	$6,264,048

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$830,588	$1,000,399
Accrued Returns and Chargebacks	408,307
Total current liabilities	1,238,895	1,000,399

Stockholders' Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A Preferred Stock,1,500,000 issued and outstanding at December 31, 2008	1,500	-
Series B Preferred Stock,1,397,463 issued and outstanding at December 31, 2008	1,397	-
Common stock, $.001 par value, 44,999,990 shares authorized, 31,520,186 and 14,004,853 issued and outstanding at December 31, 2008 and December 31, 2007, respectively	31,520	14,005
Subscriptions receivable	(15,000)	-
Deferred Compensation	(15,936)	(1,190,654)
Additional paid-in capital	51,443,428	39,270,951
Accumulated deficit	(43,556,523)	(32,830,653)

Total stockholders' equity	7,890,386	5,263,649

Total liabilities and stockholders' equity	$9,129,281	$6,264,048

The accompanying notes are an integral part of these consolidated financial statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007

Sales	$4,129,612	$458,870
Cost of Goods Sold	1,827,160	215,854
Gross Profit	2,302,452	243,016

Operating Expenses:
Selling, General and Administrative Expenses	5,788,983	2,561,402
Research and Development Costs	1,549,879	3,523,954
Share-Based Compensation	5,331,308	2,427,904
Amortization of Intangibles	589,874	242,447
Registration Payment Arrangement	-	490,550
Total Operating Expenses	13,260,044	9,246,257

(Loss) from Operations	(10,957,592)	(9,003,241)

Other Income:
Forgiveness of Debt	375,338	-
Interest and Dividend Income	21,150	206,804
Interest Expense	(164,766)	-
Total Other Income	231,722	206,804

(Loss) Before Provision for IncomeTaxes	(10,725,870)	(8,796,437)

Provision for Income Taxes	-	-

Net (Loss)	$(10,725,870)	$(8,796,437)

Basic and Diluted (Loss) per Weighted Average Common Shares Outstanding	$(0.34)	$(0.71)

Weighted Average - Common Shares Outstanding	31,520,186	12,351,746

The accompanying notes are an integral part of these consolidated financial statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity

	Class A - Common Stock		Preffered Stock		Common Stock		Additional Paid- In Capital	Subscription Receivable	Deferred Compensation	Accumulated Deficit
	Shares	Amount	Class A	Class B	Shares	Amount			(Deficit)	(Deficit)	Totals
Balance as of December 31, 2006	100	$-			11,855,135	$11,855	$28,891,967		$(1,178,147)	$(24,034,216)	$3,691,459

Private Placement of Common Stock, net of issuance costs of $376,548					2,016,930	2,017	7,000,440				7,002,457
Repurchase of Class A Common Stock	(100)
Exercise of Stock Options					12,059	12	45,812				45,824
Share-Based Compensation Expense							2,427,904				2,427,904
Recognition of Common Stock or Warrants in connection with services to be rendered					20,000	20	375,934		(254,954)		121,000
Remeasurement of Common Stock or Warrants in connection with services rendered							38,445				38,445
Amortization of Deferred Compensation									242,447		242,447
Penalty shares issued in connection with Registration Rights Agreement					100,729	101	490,449				490,550
Net (Loss)										(8,796,437)	(8,796,437)
Balance as of December 31, 2007	-	-			14,004,853	14,005	39,270,951		(1,190,654)	(32,830,653)	5,263,649

Private Placement of Common Stock					13,172,000	13,172	3,279,828	(15,000)			3,278,000
Share-Based Compensation, net of Deferred Compensation and Stock Grants						-	4,215,976				4,215,976
Common Stock & Warrants Issued in connection with mergers					3,333,333	3,333	1,360,717				1,364,050
Preffered Shares Issued in connection with mergers			1,500	1,397			2,894,566				2,897,463
Stock Grants Issued on June 26, 2008					1,010,000	1,010	421,390				422,400
Amortization of Deferred Compensation							-		1,174,718		1,174,718
Net (Loss)										(10,725,870)	(10,725,870)
Balance as of December 31, 2008	-	-	$1,500	$1,397	31,520,186	$31,520	$51,443,428	$(15,000)	$(15,936)	$(43,556,523)	$7,890,386

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For The Years Ended
	December 31,
	2008	2007

Cash flows used in operating activities:
Net (Loss)	$(10,725,870)	$(8,796,437)

Adjustments to Reconcile Net (Loss) to Net Cash (Used In) Operating Activities:
Fair Value of Options, Warrants, and Stock Appreciation Rights	4,215,976	2,427,904
Fair Value of Shares Issued for Service	421,390
Amortization of Deferred Compensation	1,174,718	242,447
Amortization of Intangibles	589,874	-
Gain on Sale of Net Assets	2,765	-
Registration Payment Arrangement	-	490,550
Depreciation Expense	3,021	2,998
Other Share-Based Selling, General and Administrative Expenses	-	225,808

Change in operating assets and liabilities:
(Increase) Decrease in Assets:
Accounts Receivable	(1,247,552)	(37,500)
Inventory	(80,253)	(2,530)
Prepaid Expenses	206,465	(1,166)
Deferred Charges	-	93,750
Security Deposits	13,226	-
Increase (Decrease) in Liabilities:
Accounts Payable and Accrued Expenses	(269,813)	(261,707)
Deferred revenue	1,393,805	-
Net cash (used in) Operating activities	(4,302,248)	(5,615,883)

Cash flows from investing activities:
Business Acquisition and Related Costs
Investment in Property and Equipment	(11,000)	-
Cash Used in Acquistion,net	(4,703,581)	-
Net cash (used in) Investing activities	(4,714,581)	-

Cash flows from financing activities:
Net Proceeds from Private Placement Offering of Common Stock	3,279,828	7,002,456
Net Payments to Related Party	(3,444)
Proceeds from the Sale of Stock	-	45,824
Net cash provided by Financing activities	3,276,384	7,048,280

Net (decrease) increase in cash and cash equivalents	(5,740,445)	1,432,397
	-
Cash and cash equivalents, beginning of year	6,137,592	4,705,195

Cash and cash equivalents, end of year	$397,147	$6,137,592

Cash Paid For:
Income Taxes	$-	$-
Interest	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

During the twelve months ended December 31, 2008, options held by the Company's executive officers and board of directors vested as to 2,449,653 shares of the Company's common stock.  The Company recognized an aggregate compensation cost of approximatly $4,216,000 for the vesting of the aforementioned options for the twelve months ended December 31, 2008.

During the third quarter of 2008, 960,000 shares of common stock were issued to directors and employees.  The Company recognized an aggregate compensation cost of approximatly $422,000 for the aforemetioned shares

In connection with the Q-RNA merger, the Company entered into a consulting agreement and issued 500,000 non-qualified stock options valued at their grant date fair value as of the date of the merger closing.  During 2008, the Company recognized approximately $1,178,000 of expense for the amortization of Deferred Compensation.

The Company entered into a service agreement and issued 100,000 warrants measured at fair value as of February 14, 2007, the date the service agreement was ratified by the Company's board of directors.  During 2008, the Company ratably recognized approximately $128,000 of expenses for the amortization of Deferred Compensation in accordance with the service term.

In connection with the MCR merger, the Company determined the future value of purchased property and allocated a portion to an intangible asset.   Approximately $590,000 amortization of purchased intanbile assets was expensed during 2008.

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

Liquidity

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. For the twelve-month period ended December 31, 2008 the Company generated a net loss of approximately $10 million. Until its acquisition of MCR and AMBI, the Company’s revenue was a result of the importation and sale of inventories of natural Huperzine to vitamin and supplement suppliers. The majority of the Company’s working capital requirements to date have been funded through the Company’s private placement of equity securities to founders and to institutional and individual investors. Management intends to fund future operations through the sale of its products as well as additional equity or debt offerings.

There can be no assurance that the Company will be successful in obtaining additional funds at the level needed for long-term operations or on terms acceptable to the Company. In addition, there can be no assurance, assuming the Company is successful in distributing its products, realizing revenues and obtaining new equity or debt offerings that the Company will achieve profitability or positive operating cash flow. The Company is incurring significant losses, which give rise to questions about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

[2] Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets, net consists of the aquired customer relationships, vendor relationships and product formulations.  The Company capitalizes and amortizes the cost of aquired intangible assets over their useful lives on a straight-line basis.  The estimated useful lives of the Company’s intangible assets are 5 years.

Accounts receivable

Accounts receivable are recorded based on our revenue recognition policy. Our allowance for doubtful accounts provides for specific doubtful receivables, as well as general counterparty credit risk evaluated using observable market information and internal assessments.

Largest Customers
2008
McKesson Corporation	39%
Cardinal Health, Inc.	53%

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. During the twelve-month period ended December 31, 2008, the Company had bank balances exceeding the FDIC insurance limit. Effective October 3, 2008 through December 31, 2009, federally insured limits have been increased from $100,000 to $250,000 per account. While the Company periodically evaluates the credit quality of the financial institutions in which it has deposits, it cannot eliminate the risk associated with the sudden possible failure of such financial institutions.

Product Concentration

Most of the Company’s revenues were derived from the sale of its products in the United States to the following customers:

Largest Customers
	MCR	AMBI
Cardinal Health, Inc.	32%	78%
McKesson Corporation	52%	*
AmeriSourceBergen Corp.	7%	*
North Carolina Mutual	*	8%

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

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

Revenue is recognized when it is earned. The Company’s revenue recognition policies are in compliance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”. The Company recognizes revenues from the sale of pharmaceutical products, including shipping fees, if any, upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable.  If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved and title has been transferred to the customer, which is generally upon delivery to the destination point.

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

During the year end, the Company recognized cost of goods sold of $1,827,160 for products by MCR and AMBI.  Substantially all of our cost of goods sold relate to the cost of the pharmaceutical products, fees paid to our contract manufacturers and samples provided to our sales representatives.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The options and warrants outstanding at December 31, 2008 and 2007 have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

Common share equivalent are as follows:

	December 31, 2008	December 31, 2007
Options	5,312,043	2,775,319
Warrants	3,255,357	3,255,357
Preferred Stock (if converted)	28,974,630	-
	37,542,030	6,030,676

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

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

[3] Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.  The estimated useful lives are 3 years.

December 31, 2008
Office Equipment	$11,000
Less: Accumulated depreciation	1,528
Net Office Equipment	$9,472

[4] Operating Lease

The Company leases office and warehouse space at 16255 Aviation Loop Drive, Brooksville, FL 34604.  Each of those leases is subject to a month-to-month lease.

[5] Business Combinations and Intangible Assets and Private Placement Offerings

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

On June 6, 2008, the Company acquired all of the capital stock of MCR and AMBI pursuant to the Purchase Agreement. The consideration paid to Seller pursuant to the Purchase Agreement consisted of: (i) $4,410,000 in cash, (ii) 1,333,333 shares of the Company’s common stock, (iii) a Convertible Note in the principal amount of $3,000,000 (the “Convertible Note”) and (iv) a Subordinated Note in the amount of $3,000,000 (the “Subordinated Note”). The shares issued to the Seller are subject to a lock-up agreement which restricts the Seller from selling the shares prior to June 6, 2009. Subsequently, this date was shortened to March 31, 2009.

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

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The total aggregate purchase price, including professional fees of $492,624 incurred in connection with the acquisition, amounts to $7,953,934. The aggregate purchase price consists of the following:

	Pre-Modification	Adjustments	Post-Modification
Cash	$4,492,624	400,000	4,892,624
Notes	6,000,000	(6,000,000)	-
Fair value of shares	1,366,666	2,897,463	4,264,130
Assumption of liabilities	1,518,161	(2,403,660)	(885,499)
	$13,377,451	(5,106,196)	8,271,255

The purchase price has initially been allocated as follows:

	Pre-Modification	Adjustments	Post-Modification
Cash	$189,042	-	189,042
Inventory	212,872	1,257,717	1,470,589
Intangible assets	12,975,537	(6,363,912)	6,611,625
	$13,377,451	(5,106,196)	8,271,255

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

During November 2008, the Company and the Seller and an affiliate of the Seller agreed to modify certain terms of the Purchase Agreement pursuant to a Modification Agreement and Release (“Modification Agreement”). Pursuant thereto the Company issued 1,500,000 shares of the Company’s Series A Preferred Stock and 1,397,463 shares of the Company’s Series B Preferred Stock (i) to satisfy its obligations under the Convertible Note and the Subordinated Note aggregating approximately $6.1 million, including interest, and accounts payable aggregating approximately $1 million and (ii) to receive products from an affiliate of Seller valued at up to $1,257,717. Each shares of the Series A and B Preferred Stock is convertible into 10 shares of the Company’s common stock. Additionally, the features of the Series A Preferred Stock include, among other things, a non-participating liquidation preference of $4,500,000. The fair value of the consideration issued to the Seller pursuant to the Modification Agreement amounted to approximately $2.8 million. The excess of the carrying value of the satisfied obligations and the right to receive future products from an affiliate of the Seller over the consideration issued to the Seller, which amounts to approximately $4.5 million will be recorded as a reduction of the intangible assets.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Had these acquisitions occurred on January 1, 2007, the results would be as follows:

	For the Year Ended December 31,	For the Year Ended December 31,
	2008	2007

Total Revenue	$8,084,170	$6,288,450

Net [Loss]	$(9,842,433)	$(9,308,275)

Basic & Diluted [Loss] Per Common Share	$(0.31)	$(0.75)

Intangible Assets

Intangible assets consisted of the following:

	Useful Life (Years) Weighted Average	At December 31, 2008	At December 31, 2007
MCR and AMBI Pharmaceuticals	4.87	$6,611,625	$0

		$6,611,625	$0
Less: accumulated amortization		$(589,874)
		$6,021,751	$0

For the years ended December 31 2008 and 2007, amortization expense was $589,875 and $0 respectively.

Amortization expense subsequent to the period ended December 31, 2008 is as follows:

2009	$1,322,325
2010	$1,322,325
2011	$1,322,325
2012	$1,322,325
2013	$732,451
$6,021,751

Private Placement Offerings

During the twelve-month period ended December 31, 2008, the Company issued 13,172,000 shares of its common stock pursuant to two private placements, which generated proceeds of $3,278,000, net of subscription receivable of $15,000.

During the twelve-month period ended December 31, 2007, the Company issued 464,196 shares of its common stock and warrants to purchase 232,098 shares pursuant to a private placement, which generated gross proceeds of $2,220,805. The warrants issued in this private placement are exercisable at a price of $7 per share and expire on November 29, 2011.

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

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Registration Rights Payment Arrangement

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

Option Exercises

In addition to the aforementioned private placements, the Company received approximately $46,000 from the exercise of options to purchase 12,059 during 2007.

Class A Common Stock

On April 24, 2007, immediately prior to listing of the Company’s Common Stock on the NASDAQ Capital Market, the Chief Executive Officer and Executive Vice President of the Company surrendered all of the Class A Common Stock they owned. The shares were repurchased for $2 and as of December 31, 2007, no Class A Common Stock remains outstanding.

[6] Research and License Agreements

Georgetown University

In December 2003, the Company entered into a clinical research agreement, which was amended in November 2005 and October 2007, with Georgetown pursuant to which Georgetown provided the Company with Phase II research on Huperzine A.  The costs associated with this agreement totaled $5,336,842 and were partially funded by the National Institutes of Health.  The Company’s portion of the total cost was $4,036,842 payable in installments upon the achievement of certain milestones.  For the years ended December 31, 2008 and 2007, the payments made or accrued by the Company to Georgetown under the terms of the clinical research agreement were approximately $785,305 and $1,183,167, respectively, and the total payments made by the Company to Georgetown since inception of the agreement were approximately $3,895,972.  These costs are reflected in the Research and Development caption of the Statement of Operations. The Company expects to make an additional payments in 2009 to Georgetown in the amount of $80,000.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Xel Herbaceuticals, Inc.

On March 15, 2006, the Company entered into a development agreement with XEL for the development of the Huperzine A Transdermal Delivery System (“Product”).  For the years ended December 31, 2008 and 2007, the payments made to XEL under this agreement were approximately $92,500 and $1,111,250, respectively, and are reflected in the Research and Development caption of the Statement of Operations.  The Company does not expect to make any additional payments in 2009.

Dalhousie License Agreements (PARTEQ)

As part of the acquisition of Q-RNA, the Company assumed exclusive License Agreements with PARTEQ Research and Development Innovations (“PARTEQ”), the technology licensing arm of Queens University, Kingston, Ontario, Canada.

Under the terms of the Exclusive Patent License Agreement with PARTEQ which was amended in early 2007, the Company was obligated to pay fixed annual fees of C$282,944.  Under the terms of the Exclusive Patent License Option Agreement with PARTEQ which was amended in early 2007, the Company was obligated to pay fixed annual fees of C$150,800.  For the years ended December 31, 2008 and 2007, the payments made or accrued by the Company to PARTEQ under these agreements have been approximately $122,000 and $475,115, respectively, and are reflected in the Research and Development caption of the Statement of Operations.  The Company expects to make additional payments in 2009 to PARTEQ in the amount of C$60,000.

Numoda Corporation

On March 3, 2008, the Company entered into an agreement with Numoda corporation (“Numoda”) pursuant to which Numoda reviewed the results of the Company’s recently completed Phase II clinical trial of Huperzine A. Following Numoda’s delivery of its analysis of the Phase II clinical trials, the Company paid Numoda $100,000.

The Company does not expect to incur any fixed annual research and development costs for the foreseeable future.

[7] Employee, Director and Third Party Stock-Based Compensation

As of December 31, 2008 the Company had two stock-based compensation plans, which are described below. Effective January 1, 2006, the Company adopted the fair value method of recording stock-based compensation in accordance with the modified prospective method of SFAS No. 123(R), “Share-Based Payment.”

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

Non-Employee Directors Stock Option Plan

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

•	Options may only be issued as non-qualified stock options.

•	Stockholder approval is required in order to replace or reprice options.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•	The Directors Plan is administered by a committee designated by the board.

•	Options shall be granted within ten years from the effective date.

•	Upon a “change in control” any unvested options shall vest and become immediately exercisable.

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

The following is the average of the data used for the aforementioned assumptions:

Year Ended December 31,	Risk-Free Interest Rate	Expected Term	Expected Volatility	Expected Dividends
2008	3.20%	5	121.0%	None
2007	3.45%	5	55.16%	None

A summary of the stock option activity under the Company’s Non-Employee Directors Stock Option Plan during the year ended December 31, 2008 is presented below:

	Options Outstanding as of 12/31/2008			Options Exercisable
Exercise Price Range	Number of Shares Outstanding	Remaining Contractual Life	Weighted Average Exercise Price Per Share	As of 12/31/2008	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$0 to $2.50 per share	350,000	1.00	$2.50	350,000	$2.50	$0

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2006	350,000	2.50	$0
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2007	350,000	2.50	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2008	350,000	$2.50	$0

Incentive Stock Plan

The Company’s 2006 Incentive Stock Plan was initially approved by the Company’s stockholders on January 24, 2006. Amendments to the 2006 Incentive Stock Plan (as amended, the “Incentive Plan”) were approved by the Company’s stockholders at a meeting of the Company’s stockholders on June 26, 2007.  Key features of the Incentive Plan include:

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•
Company’s officers, directors, key employees and consultants of the Company and its subsidiaries are eligible to participate in the Incentive Plan. The term of the Incentive Plan is ten years. 4,575,000 shares of common stock are reserved for issuance under the Incentive Plan.

•	Both incentive and nonqualified stock options may be granted under the Incentive Plan, as well as Stock Appreciation Rights, Restricted Stock, Restricted Stock Units and Unrestricted Stock.

•	The Incentive Plan terminates on January 23, 2016.

•	The Incentive Plan is administered by a committee designated by the board.

On June 24, 2008, Kevin Esval and Philip J. Young, were each granted a stock appreciation right to purchase 365,000 shares of the Company’s common stock, at an exercise price of $.44 per share.  The fair value of the stock appreciation rights was approximately $127,000 and was calculated using the Black-Scholes option pricing model.

On June 24, 2008, the Company granted 1,010,000 shares of the Company’s common stock to 3 members of the Board and 1 employee in consideration of services for the year. The fair value of the stock grants was approximately $422,000 and was calculated using the Black-Scholes option pricing model.

During 2008, compensation costs on vested awards totaled approximately $4,089,000, and are reflected in Share-Based Compensation caption of the Statement of Operations.  Total compensation cost related to non-vested awards not yet recognized is approximately $1,127,000 and the weighted period of recognition is approximately 1.4 years.

In connection with the Q-RNA merger, the Company entered into a consulting agreement with Dr. Donald Weaver and issued 500,000 non-qualified stock options valued at their grant date fair value as of the date of the merger closing. The total fair value of these options approximated $1,309,000 and was recognized as Deferred Compensation in the Stockholders' Equity section of the Balance Sheet. During 2008, the Company parted ways with Dr. Weaver and recognized approximately $1,175,000 of expense for the amortization of Deferred Compensation.

	Options Outstanding as of 12/31/2008			Options Exercisable
Exercise Price Range	Number of Shares Under Option	Remaining Contractual Life	Weighted Average Exercise Price Per Share	As of 12/31/2007	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$0 to $2.50 per share	585,000	8.06	$1.21	280,833	$2.05	$0
$2.51 to $4.25 per share	51,940	8.95	$4.05	35,967	$4.12	-
$4.26 to $6.25 per share	325,104	6.02	$5.97	289,680	$5.96	-
	962,043			606,480		0

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,240,000	$5.07
Granted	1,185,319	$5.46
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2007	2,425,319	$5.26	-
Granted	365,000	$.44	-
Exercised	-	-	-
Expired	1,828,276	5.50	-
Outstanding at December 31, 2008	962,043	$2.98	-

Non-Plan Grants

As part of the acquisition of MCR and AMBI, the Company granted the following options:

	Options Outstanding as of 12/31/2008			Options Exercisable
Exercise Price Range	Number of Option	Remaining Contractual Life	Weighted Average Exercise Price Per Share	As of 12/31/2008	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$0 to $2.00 per share	4,000,000	9.50	2.00	1,583,333	2.00	0
	4,000,000		2.00	1,583,333	2.00

Warrants to Non-Employees

There were no warrants issued in 2008.

	Options Outstanding as of 12/31/2008			Options Exercisable
	Number of		Weighted Average		Weighted Average
	Shares Under	Remaining	Exercise Price	As of	Exercise Price
Exercise Price Range	Option	Contractual Life	Per Share	12/31/2007	Per Share
$0.00 to $2.50 per share	100,000	1.00	$2.50	100,000	$2.50
$2.51 to $5.00 per share	437,500	2.10	$5.00	437,500	$5.00
$5.01 to $7.00 per share	1,517,145	3.35	$7.05	1,517,145	$7.05
*$7.01 to $13.00 per share	600,356	7.92	$13.00	600,356	$13.00
*$13.01 to $18.00 per share	600,356	7.92	$18.00	600,356	$18.00
	3,255,357			3,255,357

	Year Ended December 31, 2007
		Weighted
	Number of	Average Exercise
	Warrants	Price Per Share
Beginning of year	3,255,357	$9.75
Granted	0	$0
Exercised	-	-
Expired	0	$0
Outstanding at end of year	3,255,357	$9.75

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

*On November 29, 2006, the Company completed an acquisition by merger of Q-RNA, Inc. a privately held New York-based biotechnology company. In connection with the acquisition, the Company issued (i) 1,800,000 shares of the Company’s common stock, (ii) warrants to purchase 600,356 shares of the Company’s common stock at an exercise price of $13 per share, and (iii) warrants to purchase 600,356 shares of the Company’s common stock at an exercise price of $18 per share.

[8] Related Party Transaction

In November 2008, pursuant to the terms of the Modification Agreement, the Company issued 1,500,000 shares of the Company’s Series A Preferred Stock and 1,397,463 shares of the Company’s Series B Preferred Stock to the Seller (i) to satisfy its obligations under the Convertible Note and the Subordinated Note aggregating approximately $6.1 million, including interest, and accounts payable aggregating approximately $1 million and (ii) to receive products from an affiliate of Seller valued at up to $1,257,717.  Each share of the Series A and B Preferred Stock is convertible into 10 shares of the Company’s common stock.  Additionally, the features of the Series A Preferred Stock include, among other things, a non-participating liquidation preference of $4,500,000. The fair value of the consideration issued to the Seller pursuant to the Modification Agreement amounted to approximately $2.8 million. The excess of the carrying value of the satisfied obligations and the right to receive future products from an affiliate of the Seller over the consideration issued to the Seller, which amounts to approximately $4.5 million will be recorded as a reduction of the intangible assets.

Since June 6, 2008, the Company has been a party to a Manufacturing and Distribution Agreement with TG United Pharmaceuticals, Inc. (“TG United”), a corporation wholly-owned by the Company’s CEO.  Since the execution of that agreement, the Company has been completely dependent upon TG United as the sole supplier of the Company’s products.

The Company leases office and warehouse space at 16255 Aviation Loop Drive, Brooksville, FL 34604 from TG United.  Each of those leases is subject to a month-to-month lease.

[9] Income Taxes

For 2008 and 2007, the Company had no current or deferred income tax provision. Deferred taxes are based upon differences between the financial statement and tax basis of assets and liabilities and available net operating loss carryforwards summarized as follows:

	December 31,
	2008	2007
Deferred Tax Asset - Non-Current:
Net Operating Loss Carryforwards	$1,246,000	$3,613,600
Valuation Allowance	(1,246,000)	(3,613,600)
	$-	$-

A full valuation allowance has been established due to the uncertainty about the realization of the deferred tax asset. The net change during 2008 and 2007 in the total valuation allowance was approximately ($2,367,000) and $1,138,000, respectively.

As of December 31, 2008, the Company’s cumulative net operating losses are subject to an annual limitation pursuant to IRC Section 382 whereby the maximum amount of taxable income in any give year that can be offset by net operating losses is approximately $155,700.  Such amount can be utilized in tax years 2009 through 2028.  The total of such carryforwards available is $3,114,000 at December 31, 2008.

The following table reconciles the Company’s expected tax rate to its effective income tax rate (actual):

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31,	2008	2007
Federal statutory tax rate	-35.0%	-35.0%
Changes to valuation allowance	12.0%	12.9%
Effective state tax rate, net of federal benefits	5.0%	0.1%
Permanent differences	18.0%	22.0%
Effective Income tax rate	0.00%	0.00%

[10] Supply Concentrations

On June 6, 2008, the Company entered into a Manufacturing and Distribution Agreement with TG United.  Since the execution of that agreement, the Company has been completely dependent upon TG United as the sole supplier of the Company’s products.

[11] Recent Accounting Pronouncements

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

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

NEURO-HITECH, INC. (Registrant)

Date: March 30, 2009
/s/ David J. Barrett
David J. Barrett Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David Ambrose	President, Chief Executive Officer,	March 30, 2009
David Ambrose	Principal Executive Officer and Director

/s/ David J. Barrett	Chief Financial Officer and	March 30, 2009
David Barrett	Principal Accounting Officer

/s/ John Abernathy	Director	March 30, 2009
John Abernathy

/s/ Mark Auerbach	Director	March 30, 2009
Mark Auerbach

/s/ David Dantzker	Director	March 30, 2009
David Dantzker

/s/ Gary Dutton	Director	March 30, 2009
Gary Dutton

/s/ Kevin Esval	Director	March 30, 2009
Kevin Esval

	Director	March __, 2009
Reuben Seltzer