Form 10-K/A
period 2008-12-31
Neuro-Hitech, Inc.
filed 2009-04-30
CIK 1328511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2009, to include Items 10, 11, 12, 13 and 14, which we had originally intended to include in our Proxy Statement and a correction to calculation of the basic and diluted (loss) per weighted average common shares outstanding and weighted average common shares outstanding on our consolidated statement of operations.  We intend to file our Proxy Statement next month.  This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update those disclosures in any way other than as required to reflect the effects of the inclusion of the above referenced items.

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

The following sets forth certain information with regard to the directors and executive officers of the Company as of April 28, 2009 (ages are as of December 31, 2008):

Name	Age	Position
David Ambrose	42	President, Chief Executive Officer and Director
David Barrett	33	Chief Financial Officer
Gary Dutton	35	Chief Operating Officer and Director
John Abernathy	71	Director
Mark Auerbach	70	Director
David Dantzker	65	Director
Kevin Esval	45	Director
Reuben Seltzer	52	Director

David Ambrose has been serving as Chief Executive Officer of the Company since January 2009 and a Director of the Company since November 2008.  During the past five years, Mr. Ambrose has been the Chief Executive Officer of TG United Pharmaceuticals, Inc. (“TG United”) and during that time, until June 6, 2008, he was also serving as the President and Chief Executive Officer of MCR and AMBI.

David Barrett has been serving as Chief Financial Officer since April 2006. Between January 2005 and April 2006, Mr. Barrett served as Chief Financial Officer of Overture Financial Services, LLC, a company specializing in construction and management of investment platforms for financial intermediaries. Between September 2003 and January 2005, Mr. Barrett served in a variety of capacities, most recently as Chief Financial Officer of Overture Asset Managers, LLC, an asset management holding company that partners, acquires and manages investment managers with complementary investment products. Between June 1999 and September 2003, Mr. Barrett was employed by Deloitte & Touche where he served in a variety of capacities, most recently as Senior Consultant in merger and acquisition services.

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

Mark Auerbach has been Chairman of the board of directors of Neuro-Hitech since January 2006. Mr. Auerbach has served as Executive Chairman of the board of directors of Par since September 2003, and as director of Par since 1990, and as a director of Optimer Pharmaceuticals, Inc., a biopharmaceutical company with a portfolio of late-stage anti-infective products and a range of preclinical antibiotics from carbohydrate drug discovery platform, since May 2005. From June 1993 through December 2005, Mr. Auerbach has served as Senior Vice President and Chief Financial Officer of Central Lewmar L.P., a distributor of fine papers.  Mr. Auerbach is also a director of Collexis Holdings, Inc., a software company.

David Dantzker has been serving as a director of Neuro-Hitech since November 2006. Dr. Dantzker has been a general partner at Wheatley MedTech Partners, L.P., a New York-based venture capital firm since January 2001. He has served on the faculty and in leadership positions of four major research-oriented medical schools and has authored or co-authored 130 research papers and five textbooks. He is an internationally recognized expert in the area of pulmonary medicine and critical care. Prior to serving with Wheatley Partners, Dr. Dantzker served as Chief Executive Officer of Redox Pharmaceuticals Corporation from November 2000 until October 2001. Dr. Dantzker served as President of Long Island Jewish Medical Center from July 1993 to October 1997 and President of North Shore—LIJ Health System from October 1997 until May 2000. Dr. Dantzker is currently chairman of the board of directors of Versamed, Inc. and Oligomerix and a director of CNS, Visionsense, Ltd., Advanced Biohealing Inc. and Novaray Medical, Inc.

Kevin Esval has been serving as a director of Neuro-Hitech since June 2008.  Mr. Esval has been serving as the President of VelocityHealth Securities, Inc., a Nashville, Tennessee boutique investment bank and focused exclusively on health care growth companies, since he founded the company in 2000.

Reuben Seltzer has been serving as a director of Neuro-Hitech since January 2006 and since August 2007 as Vice Chairman.  Mr. Seltzer also served as the Company’s President and Chief Executive Officer between January 2006 and August 2007. Mr. Seltzer has been Chief Executive and President of Marco since 1996, president of Marco LLC, since January 2002 and a director and consultant for Hi-Tech Pharmacal Co., Inc., a pharmaceutical company since 1992.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, among others, to file with the SEC and NASDAQ an initial report of ownership of the Company’s stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Under SEC rules, some forms of indirect ownership and ownership of Company stock by family members are covered by these reporting requirements. Based solely on a review of the copies of such forms in the Company’s possession, and any written representations received from reporting persons, we believe that during fiscal 2008 each of the Company’s executive officers and directors filed the required reports on a timely basis under Section 16(a), except as follows:

•	Philip J. Young filed one late report on Form 3 to report his initial ownership;
•	Kevin Esval filed one late report on Form 3 to report his initial ownership;
•	John Abernathy filed one late report on Form 4 in respect of one transaction;
•	Mark Auerbach filed one late report on Form 4 in respect of one transaction;
•	Matthew Colpoys filed one late report on Form 4 in respect of one transaction;
•	David Dantzker filed two late reports on Form 4 in respect of ten transactions;
•	Gary E. Dutton, Jr. filed one late report on Form 4 in respect of two transactions ;
•	Reuben Seltzer filed one late report on Form 4 in respect of five transactions;
•	Alan Kestenbaum filed one late report on Form 5 in respect of one transaction.

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

Compensation Committee.  The Company has a Compensation Committee that is responsible for developing and maintaining appropriate compensation programs for the Company’s executive officers, including the Company’s named executive officers.  The Compensation Committee is composed of Messrs. Dantzker and Abernathy.

Item 11.	Executive Compensation

Summary Compensation Table

The following table shows the total compensation awarded to, earned by or paid to each Named Executive Officer during 2008 and 2007 for service to the Company and its subsidiaries for the year ended December 31, 2008 and December 31, 2007, respectively.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Stock Awards (1) ($) (e)	Option Awards (1) ($) (f)	Total ($) (j)
Gary Shearman (2) Former President, Chief Executive Officer and Director	2008 2007	479,018 159,375	— —	1,351,027 820,266	1,830,045 979,641
Matt Colpoys (3) Former President, Chief Executive Officer and Director	2008 2007	130,833 —	— —	292,487 —	423,320 —
David J. Barrett (4) Chief Financial Officer	2008 2007	300,750 212,700	140,800 39,063	244,202 374,936	685,752 626,699

(1) Represents the dollar amounts recognized for financial statement reporting purposes with respect to the fiscal year covered in accordance with FAS 123R. For discussions of the relevant assumptions made in calculating these amounts, see Note 8 to the Company’s consolidated financial statements.

(2) Dr. Shearman joined the Company in August 2007 and resigned on June 5, 2008.  Under the terms of a Resignation Agreement, Dr. Shearman received a lump sum payment of $275,000, accrued salary and $9,375 of accrued vacation pay, approximately $5,000 in reimbursable business expenses, approximately $22,560 representing payment of medical and dental coverage premiums for 12 months, and approximately $4,000 in attorney’s fees associated with the negotiation of his Resignation Agreement.  The Company recognized the full value of the stock options in 2008.

(3) Matt Colpoys joined the Company on June 6, 2008 and on January 7, 2009 the Company terminated his employment.

(4) On June 24, 2008 the Company approved a payment of $90,000 to Mr. Barrett partly in consideration of deferred salary and earned bonus and granted 360,000 shares of the Company's common stock.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information on outstanding equity awards held by the named executive officers as of December 31, 2008.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares Or Units That Have Not Vested (#) (g)	Market Value of Shares Or Units That Have Not Vested ($) (h)
Matt Colpoys (1)	500,000	1,500,000		2.00	6/6/2020
David Barrett (2)	60,000	40,000		7.97	6/26/2016
	6,250	18,750		3.88	12/07/2017
						37,500	$5,625
						120,000	$18,000

(1) The Company issued Mr. Colpoys a stock option to purchase up to 2,000,000 shares of NHI common stock, at an exercise price of $2.00 per share.  The option immediately vested as to 500,000 shares on June 6, 2008 and the remaining 1,500,000 shares were to vest in equal one-third increments on the first, second and third anniversaries of the commencement of the term of Mr. Colpoys’ employment.  Mr. Colpoys was terminated on January 7, 2009.

(2) Mr. Barrett’s option to purchase 100,000 shares at an exercise price of $7.97 per share vests as to 40,000 shares on May 10, 2009. Mr. Barrett’s option to purchase 25,000 shares at an exercise price of $3.88 per share will vest as to 8,333 shares on December 1, 2009 and 8,334 shares on December 1, 2010.  Mr. Barrett’s restricted stock grant of 50,000 shares vested as to 12,500 shares on May 10, 2008 and vests as to an additional 12,500 shares on each of the first, second and third anniversaries of May 10, 2008.  Mr. Barrett’s restricted stock grant of 360,000 shares vested as to 120,000 shares on June 30, 2008, an additional 120,000 shares on September 30, 2008 and the remaining 120,000 shares on January 1, 2009.

Officers Deferral Program

The Officers Deferral Program allows officers to elect, in respect of up to 50 percent of their salary, to receive, in lieu of a payment in cash, options for shares of common stock. Any salary amount subject to an election will not be paid to the officer and will accumulate during a calendar quarter. This total quarterly amount will be multiplied by 1.5 (the “Deferral Amount”), and the officer shall be issued on the day following the last day of the calendar quarter, options for a number of whole shares of common stock determined by dividing the Deferral Amount by the Black-Scholes “value” of the last fair market value option grant made in the preceding fiscal year, as set forth in the Company’s audited financial statements for that preceding fiscal year. The Board, however, reserves the right to determine the “value” of an option, for purposes of calculating the number of options to be granted, by utilizing the fair market value price of the Company’s common stock on the last trading day prior to the grant date and the other Black-Scholes assumptions set forth in the Company’s audited financial statements for the preceding fiscal year. None of the officers deferred any portion of their salary in 2008.

Employment Agreements, Severance and Change of Control Arrangements

The following is a description of the employment agreements and severance and change of control arrangements with respect to each named executive officer serving in that capacity at December 31, 2008. The amount of compensation payable to each named executive officer upon termination without cause, termination for good reason and termination following a change of control is shown below. The amounts shown assume that such terminations were effective as of December 31, 2008, and are estimates of the amounts which would be paid to the named executives upon their termination. The actual amounts to be paid can only be determined at the time of such executive’s actual separation from the Company.

Employment Agreements and Severance Arrangements, including Change of Control Benefits

Matt Colpoys

Mr. Colpoys served as the Company’s Chief Executive Officer and President between June 6, 2008 and January 7, 2009.  On June, 6, 2008, the Company entered into an employment agreement with Mr. Colpoys, the initial term of which was three years, unless earlier terminated in accordance with the terms therein.  Pursuant to the terms of Mr. Colpoys’ employment agreement, the Company initially paid Mr. Colpoys an annual base salary of $332,200.  Mr. Colpoys annual base salary in effect on December 31, 2008 was $125,000.  In addition to his annual base salary, Mr. Colpoys was entitled to receive an annual cash bonus with respect to such fiscal year in an amount equal to 0.75% of the Company’s consolidated annual gross profits (net revenues less cost of goods sold) for such fiscal year.  The Company also issued Mr. Colpoys a stock option to purchase up to 2,000,000 shares of NHI common stock, at an exercise price of $2.00 per share.  The option immediately vested as to 500,000 shares on June 6, 2008 and the remaining 1,500,000 shares would have vested in equal one-third increments on the first, second and third anniversaries of the commencement of the term of Mr. Colpoys’ employment.

Mr. Colpoys’ employment agreement provided for certain severance payments and benefits in the event that Mr. Colpoys’ employment was terminated “without cause,” he resigned for “good reason”, he was terminated without reason or terminated for good reason subsequent to a “change in control transaction” or he died or became disabled.  If Mr. Colpoys was terminated other than for cause or terminated his employment for good reason, except with respect to a change in control transaction, Mr. Colpoys would be entitled to receive (i) the lesser of (A) two years of base salary at the then current rate, payable in a lump sum, less withholding of applicable taxes or any other compensation or benefits, or (B) base salary at the then current rate, payable in a lump sum, less withholding of applicable taxes or any other compensation or benefits for the remaining months left in the term of his employment agreement, (ii) the lesser of (X) his average annual bonus since the start of the agreement multiplied by two, payable in a lump sum, less withholding of applicable taxes or any other compensation or benefits, or (Y) his average bonus pro-rated for the remaining term of the agreement, and (iii) all unvested options would immediately vest and become exercisable. In the event Mr. Colpoys was terminated within 12 months of a change in control transaction, and Mr. Colpoys terminated his employment for good reason or the Company terminated his employment without cause, Mr. Colpoys would be entitled to receive (i) one year’s base salary at the then current rate, payable in a lump sum, less withholding of applicable taxes or any other compensation or benefits, (ii) the average bonus, payable in a lump sum, less withholding of applicable taxes or any other compensation or benefits, and (iii) all unvested options would immediately vest and become exercisable.

“Good Reason” pursuant to Mr. Colpoys employment agreement means Mr. Colpoys has resigned due to (i) any material diminution of his responsibilities that is not cured within 15 days; (ii) any reduction of or failure to pay his compensation provided for herein, except to the extent he consents in writing to any reduction, deferral or waiver of compensation, which non-payment continues for a period of 15 days following written notice to the Company by Mr. Colpoys of such non-payment; or (iii) any material violation by the Company of its obligations under the employment agreement that is not cured within 60 days after receipt of written notice thereof from Mr. Colpoys.

“Cause” is defined pursuant to Mr. Colpoys employment agreement as:  (i) the willful or continued failure by Mr. Colpoys to substantially perform his duties, including, but not limited to, acts of fraud, willful misconduct, gross negligence or other act of dishonesty (provided that the Company shall have delivered to Mr. Colpoys a notice of such failure, specifying the particulars thereof and giving Mr. Colpoys a 15-day period to cure such conduct if such conduct is capable of being cured); (ii) a material violation or material breach of the employment agreement which is not cured within 10 days written notice to Employee; (iii) misappropriation of funds, properties or assets of the Company by Mr. Colpoys or any action which has a materially adverse effect on the Company or its business; (iv) the conviction of, or plea of guilty or no contest to, a felony or any other crime involving moral turpitude, fraud, theft, embezzlement or dishonesty; or (v) abuse of drugs or alcohol which impairs Mr. Colpoys ability to perform his duties.

The term “Change in Control Transaction” pursuant to Mr. Colpoys employment agreement means the sale of the Company to an un-affiliated person or entity or group of un-affiliated persons or entities pursuant to which such person, entity or group acquires (i) shares of capital stock of the Company representing at least fifty percent (50%) of outstanding capital stock (whether by merger, consolidation, sale or transfer of shares (other than a merger where the Company is the surviving corporation and the shareholders and directors of the Company prior to the merger constitute a majority of the shareholders and directors, respectively, of the surviving corporation (or its parent))) or (ii) all or substantially all of the Company’s assets determined on a consolidated basis.

David Barrett

Mr. Barrett has served as the Company’s Chief Financial Officer since April 2006.  On December 7, 2007, the Company entered into an employment agreement with Mr. Barrett.

The employment agreement provides Mr. Barrett with an annual base salary of $250,000.  The agreement was effective as of December 1, 2007 and expires on November 30, 2010, unless further extended or sooner terminated.  In addition to his base compensation, Mr. Barrett will be eligible to receive bonus compensation of up to 25% of his base salary, in amounts to be determined by the Chief Executive Officer and approved by the Compensation Committee following Mr. Barrett’s achievement of certain performance objectives.  The performance objectives shall be established by the Chief Executive Officer and Mr. Barrett at the beginning of each fiscal year, and the achievement of such goals shall be reviewed at the beginning of the ensuing fiscal year.  In connection with the execution of the employment agreement, the Company issued Mr. Barrett stock options to purchase up to 25,000 shares of the Company’s common stock, at an exercise price of $3.88 per share. These options vested as to 8,333 on December 1, 2008 and shall vest as to an additional 8,333 on December 1, 2009 and 8,334 on December 1, 2010.  Mr. Barrett is also eligible to receive options to purchase up to 17,000 shares of the Company’s common stock on each anniversary of the commencement of the term of his employment.

Pursuant to the terms of his employment agreement, Mr. Barrett will serve in his respective executive position until (i) his death or disability, (ii) his decision to terminate his employment relationship with the Company for or without good reason, or (iii) the decision by the Company’s board of directors to terminate his employment with or without cause.

Mr. Barrett’s employment agreement provides that if his employment with the Company is terminated under certain circumstances during the period of 24 months after a Change of Control, he will be entitled to the payment of cash benefits, the continuation of health, retirement and fringe benefits as well as the immediate vesting of any outstanding stock options and restricted stock, as described.

If Mr. Barrett’s employment with the Company is terminated during the 24-month period after a Change of Control for cause or resigns (other than for good reason), we will have no obligation to provide the benefits described below.

Pursuant to his respective employment agreement, in the event Mr. Barrett’s employment with us is terminated during the 24 month period after a Change of Control due to disability or death or without cause, or he resigns for good reason, the executive shall be entitled to (provided that he executes and delivers to us a general release instrument): (i) receive a lump sum payment of an amount equal to six months of base salary then in effect and vacation pay (for vacation not taken); (ii) the immediate vesting of all outstanding stock options, and (iii) receive the continuation of certain insurance and other fringe benefits for six months.

In the event Mr. Barrett becomes entitled to any payments and benefits related to a termination of employment after the occurrence of a Change of Control and if such payments equal or exceed 110% of three times the executive’s “base amount” determined for IRS purposes, we shall pay to the executive an additional amount equal to the sum of any excise tax imposed by the IRS to place the executive in the same after-tax position as if no such excise tax had been imposed and no additional amount had been made to him.

“Change of Control” under Mr. Barrett’s employment agreement means an event that would be required to be reported under the Securities and Exchange Act of 1934, as amended, whether or not we are then subject to such reporting requirements; provided that, without limitation, a change in control shall be deemed to have occurred if (i) any person is or becomes beneficial owner, directly or indirectly, of 25 percent or more of the Company’s voting securities; (ii) during any period of two consecutive years, the following persons cease for any reason to constitute a majority of the board of directors: individuals who at the beginning of such period constitute the board of directors and new directors each of whose election to the board of directors or nomination for election to the board of directors by the Company’s security holders was approved by a vote of at least two thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved; (iii) the Company’s security holders approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately before the merger or consolidation continuing to represent a majority of the Company’s voting securities or of such surviving entity outstanding immediately after such merger or consolidation; or (iv) the Company’s security holders approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by us of all or substantially all of the Company’s assets.

Under Mr. Barrett’s employment agreement, “good reason” (other than in the context of a change of control) means that we: (i) move the Company’s offices to an area other than the New York or Philadelphia Standard area; (ii) assign duties to Mr. Barrett that are substantially inconsistent with the responsibilities of his position or we substantially alter the nature or status of such responsibilities; (iii) diminish his title; (iv) reduce Mr. Barrett’s base salary as in effect on the date his agreement was executed; or (v) materially reduce the benefits provided to Mr. Barrett, other than in connection with a reduction in benefits generally applicable to senior executives of the Company. Under the employment agreements, “cause” is defined as: (i) the commission by Mr. Barrett of a felony or a crime involving moral turpitude or the commission of any other act or omission involving dishonesty or fraud with respect to the Company or any of its affiliates or any of their customers or suppliers; (ii) substantial failure on the part of Mr. Barrett in his performance of the duties of the office held by him as reasonably directed by the board of directors (other than any such failure resulting from Mr. Barrett’s incapacity due to physical or mental illness), after notice to Mr. Barrett and a reasonable opportunity to cure; (iii) gross negligence or willful misconduct by Mr. Barrett with respect to the Company or any of its affiliates (including, without limitation, disparagement that adversely affects the reputation of the Company or any of its affiliates); or (iv) any material breach by Mr. Barrett of the sections of his employment agreement pertaining to his duties, non-competition or confidentiality.

“Good reason” (in the context of a Change of Control) under Mr. Barrett’s employment agreement means (i) the assignment to Mr. Barrett of any duties inconsistent with Mr. Barrett’s position or any other action that results in a diminution in such position; (ii) a reduction by us in Mr. Barrett’s base salary; (iii) a failure by us to maintain plans providing benefits at least as beneficial as those provided by any benefit or compensation plan in which Mr. Barrett was participating immediately before the beginning of the 24 month period after the occurrence of a Change of Control; (iv) a requirement by us to base Mr. Barrett at any office or location in excess of 25 miles from his office location immediately before the beginning of the 24 month period after the occurrence of a Change of Control; (v) any purported termination by us for cause otherwise than as provided in his employment agreement; or (vi) any failure by us to obtain the assumption of the obligations contained in his employment agreement by any successor.

The employment agreements provide that if Mr. Barrett is terminated without cause or if he resigns for good reason (outside the context of a change of control), he would be entitled to receive (i) payment of his then current base salary for six months thereafter, (ii) payment of other accrued compensation, (iii) continuation of certain insurance and other fringe benefits for six months, and (iv) the immediate vesting of all outstanding stock options.

Each of Mr. Barrett and Mr. Colpoys agreed to protect the confidentiality of the Company’s proprietary and confidential information. Each executive also agreed not to compete with us or solicit the Company’s employees or customers for a period of two years if he is terminated without cause or resigns for good reason, or for a period of one year if he is terminated for any other reason.

Director Compensation

The general policy of the Board of Directors is that compensation for independent directors should be equity-based compensation. The Company does not pay employee directors for Board service in addition to their regular employee compensation.

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

In recognition of the appointments of Philip J. Young and Kevin Esval to the Board on June 6, 2008, the Board also approved, on June 24, 2008, a grant of 150,000 stock appreciation rights to each of Mr. Young and Mr. Esval, which rights are exercisable, at the Company's option, for cash or the Company's common stock, at an exercise price of $0.44. The stock appreciation rights shall expire on June 24, 2018, and shall vest in equal one-third increments on June 24, 2009, June 24, 2010 and June 24, 2011.  Mr. Young’s stock appreciation rights were accelerated in November 2008, when he resigned from the Board of Directors.

Deferral Programs for Non-Management Directors and Officers

On May 10, 2007, the Board approved deferral programs for officers and non-management directors. The Non-Management Directors Deferral Program was subsequently amended on December 31, 2007. The Board intended that all options to be issued pursuant to the programs will be granted under the Company’s 2006 Equity Incentive Plan (the “Plan”). Some of the key terms of the options are: (i) the exercise price is the closing price of the common stock on the last trading day prior to the issuance date, (ii) the options have a ten year term, (iii) the options are transferable only upon death, (iv) the options shall become exercisable six months after the issuance date and (v) the options have no vesting requirement.  None of the directors deferred any portion of their fees for the 2009 calendar year.

Non-Management Directors Deferral Program

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

None of the directors deferred any portion of their fees for the 2009 calendar year.

The table below sets forth the compensation paid to each non-employee member of the Company’s Board during the fiscal year ended December 31, 2008 for services rendered as a director.

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Mark Auerbach (2)	—	947,822	140,800	1,088,622
John Abernathy (3)	—	160,363	70,400	230,763
David Dantzker (4)	—	142,843	70,400	213,243
Kevin Esval (5)	—	10,592	—	10,592

(1) The value represents the dollar amounts recognized for financial statement reporting purposes in 2008 in accordance with FAS 123R for awards made during 2008.
(2) During the year ended December 31, 2008, 140,891 options vested.  Mr. Auerbach was also granted 300,000 shares of the Company’s common stock in 2008.
(3) During the year ended December 31, 2008, 42,232 options vested.  Mr. Abernathy was also granted 150,000 shares of the Company’s common stock in 2008.
(4) During the year ended December 31, 2008, 42,400 options vested.  Mr. Dantzker was also granted 150,000 shares of the Company’s common stock in 2008.
(5) During the year ended December 31, 2008, Mr. Esval was granted a stock appreciation right exercisable at $0.44 per share for up to 150,000 shares.  The stock appreciation right vests as to 50,000 shares on June 24, 2009, 50,000 shares on June 24, 2010 and 50,000 shares on June 24, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 31, 2008, concerning securities authorized for issuance under the Company’s 2006 Non-Employee Directors Stock Option Plan, 2006 Incentive Stock Plan and individual compensation arrangements approved by the Board of Directors of the Company:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,312,043	$2.85	1,437,957
Equity compensation plans not approved by security holders (2)	4,000,000	$2.00	1,825,000
Total	5,312,043		$3,262,957

(1) Includes 400,000 shares authorized for issuance under the Company’s 2006 Non-Employee Directors Stock Option Plan and 2,350,000 shares authorized issuance under the Company’s 2006 Incentive Stock Plan.

(2) Includes 1,825,000 shares authorized for issuance under the Company’s 2006 Incentive Stock Plan by the Board and 4,000,000 granted by the Board as compensation to certain employees of the Company.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the information that we know regarding ownership of the Company’s common stock on April 27, 2009 by (i) each person who is known to us to own 5% or more of the Company’s common stock, (ii) each of the Company’s directors and (iii) each of the Company’s named executive officers.  All of the outstanding shares of the Company’s Series A Preferred Stock, $0.001 par value per share are wholly owned by Mr. Ambrose.  All of the outstanding shares of the Company’s Series B Preferred Stock, $0.001 par value per share are wholly owned by TG United for which Mr. Ambrose is the sole stockholder.

Stockholder	Number of Shares of Common Stock Beneficially Owned at April 27, 2009 (1)		Percentage of Shares Beneficially Owned (1)
5% or Greater Stockholders
David Ambrose	30,363,763	(2)	50.2%
Wheatley New York Partners, LP (3)	3,167,857	(4)	9.8%
Wheatley MedTech Partners, L.P. (3)	2,169,592	(5)	6.8%
Alan Kestenbaum	2,007,008	(6)	6.4%

Directors and Executive Officers:
John D. Abernathy, Director	724,217	(8)	2.3%
Mark Auerbach, Director	1,897,416	(9)	5.9%
David J. Barrett, Chief Financial Officer	587,778	(10)	1.9%
David Dantzker, Director	230,647	(11)	*
Gary Dutton, Director	43,333	(12)	*
Kevin Esval, Director	50,000	(13)	*
Reuben Seltzer, Director	1,706,047	(14)	5.4%

All directors and executive officers as a group (8 individuals)	35,603,201	(16)	57.8%

* Less than 1%.

(1) Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Unless otherwise noted, shares are owned of record and beneficially by the named person. Based upon 31,520,186 shares of Common Stock outstanding on April 27, 2009.

(2) Includes 1,389,133 shares of Common Stock and 15,000,000 shares of Common Stock to be issued upon conversion of 1,500,000 shares of the Company’s Series A Preferred Stock, $0.001 par value per share owned by Mr. Ambrose and 13,974,630 shares of Common Stock to be issued upon conversion of 1,397,463 shares of the Company’s Series B Preferred Stock, $0.001 par value per share owned by TG United.

(3) David Dantzker is a director of Wheatley MedTech Partners, L.P. and Wheatley New York Partners, LP and disclaims beneficial ownership as to any of the shares owned by each of those entities.

(4) Includes 692,022 shares of Common Stock issuable upon the exercise of currently exercisable warrants.

(5) Includes 486,646 shares of Common Stock issuable upon the exercise of currently exercisable warrants.

(6) Includes 15,000 shares of Common Stock issuable upon the exercise of currently exercisable warrants.

(7) Includes 206,641 shares of Common Stock issuable upon the exercise of currently exercisable warrants.

(8) Includes options to purchase 140,446 shares of Common Stock exercisable within sixty (60) days of April 27, 2009.

(9) Includes options to purchase 392,170 shares of Common Stock exercisable within sixty (60) days of April 27, 2009.

(10) Includes options to purchase 177,778 shares of Common Stock exercisable within sixty (60) days of April 27, 2009.

(11) Includes options to purchase 80,647 shares of Common Stock exercisable within sixty (60) days of April 27, 2009.

(12) Includes 3,333 shares of common stock subject to a stock appreciation right exercisable within sixty (60) days of April 27, 2009.

(13) Includes 50,000 shares of common stock subject to a stock appreciation right exercisable within sixty (60) days of April 27, 2009.

(14) Includes 220000 shares of Common Stock issuable upon the exercise of currently exercisable within sixty (60) days of April 27, 2009.

(15) Includes shares of Common Stock issuable upon the exercise of currently exercisable warrants and options to purchase Common Stock exercisable within sixty (60) days of April 27, 2009 and common stock subject to stock appreciation rights exercisable within sixty (60) days of April 27, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

In the year ended December 31, 2008, the following related party transactions occurred:

In November 2008, pursuant to the terms of the Modification Agreement, the Company issued 1,500,000 shares of the Company’s Series A Preferred Stock and 1,397,463 shares of the Company’s Series B Preferred Stock to David Ambrose (i) to satisfy its obligations under the promissory notes payable to him aggregating approximately $6.1 million, including interest, and accounts payable aggregating approximately $1 million and (ii) to receive products from an affiliate of Mr. Ambrose valued at up to $1,257,717.  Each share of the Series A and B Preferred Stock is convertible into 10 shares of the Company’s common stock.  Additionally, the features of the Series A Preferred Stock include, among other things, a non-participating liquidation preference of $4,500,000.

Since June 6, 2008, the Company has been a party to a Manufacturing and Distribution Agreement with TG United (the “Supply Agreement”), a corporation wholly-owned by Mr. Ambrose.  Since the execution of that agreement, the Company has been completely dependent upon TG United as the sole supplier of the Company’s products.  The initial term of the Supply Agreement is through June 6, 2013, and permits additional one-year renewals based upon the parties’ written agreement.  Under the terms of the Supply Agreement, TG United will manufacture specified products for the Company, including branded products acquired on June 6, 2008 that will be manufactured exclusively for the Company.  On November 18, 2008, the Company was provided an inventory credit of $1.26 million.   The Company is required to make minimum monthly payments of $100,000 to TG United with respect to inventory purchases, subject to a quarterly reconciliation against amounts due.  The $1.26 million inventory credit may be applied by MCR and AMBI against invoices issued by TG United at a rate of up to $100,000 per month, after any required minimum monthly cash payments are made.  Approximately $1.025 million and $0.9 million of the inventory credit remained available to the Company as of December 31, 2008 and March 31, 2009, respectively.

On June 6, 2008, the Company issued to certain individual investors, private equity firms and their affiliates in a private offering 12,100,000 shares of its common stock, par value $0.001 per share, sold at a price of $0.25 per share for a total of $3,025,000 (the “Financing”). Messrs. Abernathy, Auerbach and Seltzer, directors of NHI, each participated in the Financing: Mr. Abernathy purchased 400,000 shares of NHI common stock; Mr. Auerbach’s spouse purchase 400,000 shares of NHI common stock; and Mr. Seltzer’s spouse and children purchased an aggregate of 400,000 shares of NHI common stock.

Director Independence. Each of the following non-employee directors qualifies as “independent” in accordance with the published listing requirements of NASDAQ: Mr. Abernathy, Mr. Auerbach and Dr. Dantzker.  Messrs. Ambrose and Dutton do not qualify as independent because they are both employees of the Company.  Mr. Seltzer does not qualify as independent because he was an employee within the past 3 years. The NASDAQ rules have both objective tests and a subjective test for determining who is an “independent director.” The objective tests state, for example, that a director is not considered independent if he is an employee of the Company or is a partner in or executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

None of the non-employee directors were disqualified from “independent” status under the objective tests.  In assessing independence under the subjective test, the Board took into account the standards in the objective tests, and reviewed and discussed additional information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and its management. Based on all of the foregoing, as required by NASDAQ rules, the Board made a subjective determination as to each non-employee director, except Mr. Esval, that no relationships exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Because Mr. Esval serves as a director of a company that has supplied products distributed by the Company, the Company has not concluded that Mr. Esval is independent. Accordingly, Mr. Esval cannot be considered one of the Company’s “independent” directors.  The Board has not established categorical standards or guidelines to make these subjective determinations, but considers all relevant facts and circumstances.

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

The table below sets forth the aggregate audit fees, audit-related fees, tax fees and all other fees billed for services rendered by the Company’s principal accountant in our fiscal years ended December 31, 2008 and December 31, 2007.

	2008	2007
Audit Fees	$46,000	$28,000
Audit Related Fees	$28,500	$--
Tax Fees	$10,921	$6,000
All Other Fees	$22,048	$9,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly consolidated financial statements and services that are normally provided by Sherb & Co., LLP and prior to the appointment of Sherb & Co., LLP, Moore Stephens, P.C., in connection with statutory and regulatory filings or engagements.

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

The Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audit services to be provided. The Audit Committee considers and approves at its first meeting of each year, anticipated audit and permissible non-audit services to be provided during the year, as well as the projected fees for those services. The Audit Committee considers and pre-approves additional audit and permissible non-audit services and fees as needed at each meeting. The Audit Committee has delegated authority to its Chair to pre-approve audit and permissible non-audit services between meetings, provided that the Chair reports any such pre-approval to the Audit Committee at its next meeting. The Audit Committee will not approve non-audit engagements that would violate SEC rules or impair the independence of Sherb & Co., LLP. All audit and permissible non-audit services rendered to the Company in 2008 and 2007 were pre-approved in accordance with these procedures.

All of the services relating to the fees described in the table above were approved by the Audit Committee.

PART IV

Item 15.	Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated January 17, 2006, between Northern Way Resources, Inc., a Nevada corporation and Northern Way Resources, Inc., a Delaware corporation	8-K	2.1	1/23/06

2.2	Certificate of Ownership and Merger merging Northern Way Resources, Inc., a Nevada corporation into Northern Way Resources, Inc., a Delaware corporation	8-K	2.2	1/23/06

2.3	Articles of Merger merging Northern Way Resources, Inc., a Nevada corporation into Northern Way Resources, Inc., a Delaware corporation	8-K	2.3	1/23/06

2.4	Agreement of Merger and Plan of Reorganization, dated as of January 24, 2006, by and among Neurotech Pharmaceuticals, Inc., Marco Hi-Tech JV Ltd., and Marco Acquisition I, Inc.	8-K	2.1	1/30/06

2.5	Agreement and Plan of Merger, dated as of November 16, 2006, by and among Neuro-Hitech, Inc., QA Acquisition Corp., QA Merger LLC, Q-RNA, Inc., and Dr. David Dantzker, as the Representative of the Q-RNA, Inc. security holders.	8-K	2.1	12/5/06

2.6	Agreement and Plan of Merger, dated as of June 5, 2008, by and among Neuro-Hitech, Inc., GKI Acquisition Sub, Inc., GKI Acquisition Corporation and Timothy J. Ryan, Matthew Colpoys, Jr. and Philip J. Young.	8-K	2.1	6/11/08

2.7	Amended and Restated Stock Purchase Agreement, dated as of June 6, 2008, by and among, Neuro-Hitech, Inc., GKI Acquisition Corporation, and David Ambrose.	8-K	2.2	6/11/08

2.8	Modification Agreement and Release by and among the Company, TG United Pharmaceuticals, Inc. and David Ambrose	10-Q	2.1	11/19/08

3.1	Certificate of Incorporation of Neurotech Pharmaceuticals, Inc.	8-K	3.1	1/23/06

3.2	Certificate of Merger of Marco Acquisition I, Inc. with and into Marco Hi-Tech JV Ltd.	8-K	3.5	1/30/06

3.3	Certificate of Merger of Marco Acquisition I, Inc. with and into Marco Hi-Tech JV Ltd.	8-K	3.6	1/30/06

3.4	Certificate of Amendment of Certificate of Incorporation of Neurotech Pharmaceuticals, Inc., changing name to Neuro-Hitech Pharmaceuticals, Inc.	8-K	3.7	1/30/06

3.5	Certificate of Ownership and Merger effective August 11, 2006	8-K	3.1	8/11/06

3.6	By-laws of the Company	8-K	3.2	1/23/06

3.7	Certificate of Designation of Series A Preferred Stock	10-Q	3.1	11/19/08

3.8	Certificate of Designation of Series B Preferred Stock	10-Q	3.2	11/19/08

4.1	Form of Common Stock Purchase Warrant Certificate	8-K	4.1	1/30/06

4.2	Form of Marco Hi-Tech JV Ltd. Registration Rights Agreement	8-K	10.4	1/30/06

4.3	Registration Rights Agreement, dated as of November 29, 2006, by and among Neuro-Hitech, Inc. and David Dantzker as the Representative of the Q-RNA, Inc. security holders	8-K	4.1	12/5/06

4.4	Registration Rights Agreement, dated as of November 29, 2006, by and among Neuro-Hitech, Inc. and individuals and entities that are parties to the Securities Purchase Agreement dated as of November 16, 2006	8-K	4.2	12/5/06

4.5	Form of $13 Warrant issued pursuant to the Merger.	8-K	4.3	12/5/06

4.6	Form of $18 Warrant issued pursuant to the Merger.	8-K	4.4	12/5/06

4.7	Form of Warrant issued in connection with private offering	8-K	4.5	12/5/06

4.8	Stock and Warrant Purchase Agreement, dated as of November 29, 2007, by and among Neuro-Hitech, Inc. and the investors identified therein	8-K	4.1	12/19/07

4.9	Registration Rights Agreement, dated as of November 29, 2007, by and among Neuro-Hitech, Inc. and the investors identified therein	8-K	4.2	12/19/07

4.10	Form of Warrant issued in connection with private offering	8-K	4.3	12/19/07

4.11	Registration Rights Agreement, dated as of November 18, 2008, by and between Neuro-Hitech, Inc. and David Ambrose	10-Q	4.1	11/19/08

10.1	Neurotech Pharmaceuticals, Inc. 2006 Incentive Stock Plan	8-K	10.1	1/30/06

10.2	Neurotech Pharmaceuticals, Inc. 2006 Non-Employee Directors Stock Option Plan	8-K	10.2	1/30/06

10.3	Form of Private Placement Subscription Agreement	8-K	10.3	1/30/06

10.4	Securities Purchase Agreement, dated January 5, 2006, by and between Marco Hi-Tech JV Ltd. and the investors signatory thereto	8-K	10.5	1/30/06

10.5	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and Reuben Seltzer	8-K	10.6	1/30/06

10.6	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and John Abernathy	8-K	10.8	1/30/06

10.7	Director and Officer Indemnification Agreement dated January 24, 2006, between Neurotech Pharmaceuticals, Inc. and Mark Auerbach	8-K	10.9	1/30/06

10.8	Technology License Contract, dated as of June 1, 1997, by and between Mayo Foundation for Medical Education and Research and Marco Hi-Tech JV Ltd.	8-K	10.12	1/30/06

10.9	Clinical Research Agreement, dated March 1, 2002, by and between Georgetown University and Marco Hi-Tech JV Ltd.	8-K	10.13	1/30/06

10.10	Offer Letter, dated January 6, 2006, to John Abernathy from Marco Hi-Tech JV Ltd.	8-K	10.14	1/30/06

10.11	Offer Letter, dated January 5, 2006, to Mark Auerbach from Marco Hi-Tech JV Ltd.	8-K	10.15	1/30/06

10.12	Development Agreement dated February 1, 2006, between the Company and Org Syn Laboratory, Inc	10-QSB	10.1	5/15/06

10.13	Development Agreement dated March 15, 2006, between the Company and Xel Herbaceuticals, Inc	10-QSB	10.2	5/15/06

10.14	Securities Purchase Agreement, dated as of November 16, 2006, by and among Neuro-Hitech, Inc. and the investors identified therein.	8-K	2.2	12/5/06

10.15	Amendment No. 1 to 2006 Incentive Stock Plan	8-K	4.6	12/5/06

10.16	Amendment No. 2 to 2006 Incentive Stock Plan	8-K	4.7	12/5/06

10.17	Consultant Agreement, dated as of November 29, 2006, by and between Neuro-Hitech, Inc., and D.F. Weaver Medical, Inc., Donald F. Weaver, Principal Consultant.	8-K	10.1	12/5/06

10.18	2002 Q-RNA, Inc. Stock Incentive Plan	S-8	10.1	12/13/06

10.19	2006 Stock Incentive Plan	DEF 14A		6/05/07

10.20	Non-Management Directors Deferral Program	10-QSB	10.2	8/08/07

10.21	Officers Deferral Program	10-QSB	10.3	8/08/07

10.22	Employment Agreement, dated August 22, 2007, between Neuro-Hitech, Inc. and Gary Shearman	8-K	10.1	8/29/07

10.23	Employment Agreement, dated December 7, 2007, between Neuro-Hitech, Inc. and David Barrett	8-K	10.1	12/11/07

10.24	Securities Purchase Agreement, dated as of June 6, 2008, by and among Neuro-Hitech, Inc. and each of the investors identified therein.	8-K	10.1	6/11/08

10.25	Consulting Agreement, dated as of June 6, 2008, by and among Neuro-Hitech, Inc. and David Ambrose.	8-K	10.2	6/11/08

10.26	Resignation Agreement and Mutual Release, dated as of June 5, 2008, by and among Neuro-Hitech, Inc. and Gary T. Shearman.	8-K	10.3	6/11/08

10.27	Employment Agreement between NHI and Matthew E. Colpoys, dated June 6, 2008.	8-K	10.4	6/11/08

10.28	Manufacturing and Distribution Agreement, effective June 6, 2008, between TG United Pharmaceuticals, Inc. and Neuro-Hitech, Inc.*	10-Q	10.5	8/12/08

14.1	Code of Ethics	10-KSB	14.1	3/31/06

16.1	Letter of MSPC, Certified Public Accountants and Advisors, a Professional Corporation, dated July 11, 2008, regarding change in independent registered public accounting firm.	8-K	16.1	7/11/08

21.1	Subsidiaries	10-K	21.1	3/31/09

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

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

The accompanying notes are an integral part of these consolidated financial statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007

Sales	$4,129,612	$458,870
Cost of Goods Sold	1,827,160	215,854
Gross Profit	2,302,452	243,016

Operating Expenses:
Selling, General and Administrative Expenses	5,788,983	2,561,402
Research and Development Costs	1,549,879	3,523,954
Share-Based Compensation	5,331,308	2,427,904
Amortization of Intangibles	589,874	242,447
Registration Payment Arrangement	-	490,550
Total Operating Expenses	13,260,044	9,246,257

(Loss) from Operations	(10,957,592)	(9,003,241)

Other Income:
Forgiveness of Debt	375,338	-
Interest and Dividend Income	21,150	206,804
Interest Expense	(164,766)	-
Total Other Income	231,722	206,804

(Loss) Before Provision for IncomeTaxes	(10,725,870)	(8,796,437)

Provision for Income Taxes	-	-

Net (Loss)	$(10,725,870)	$(8,796,437)

Basic and Diluted (Loss) per Weighted Average Common Shares Outstanding	$(0.45)	$(0.71)

Weighted Average - Common Shares Outstanding	23,910,380	12,351,746

The accompanying notes are an integral part of these consolidated financial statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity

	Class A - Common Stock		Preffered Stock		Common Stock		Additional Paid- In Capital	Subscription Receivable	Deferred Compensation	Accumulated Deficit
	Shares	Amount	Class A	Class B	Shares	Amount			(Deficit)	(Deficit)	Totals
Balance as of December 31, 2006	100	$-			11,855,135	$11,855	$28,891,967		$(1,178,147)	$(24,034,216)	$3,691,459

Private Placement of Common Stock, net of issuance costs of $376,548					2,016,930	2,017	7,000,440				7,002,457
Repurchase of Class A Common Stock	(100)
Exercise of Stock Options					12,059	12	45,812				45,824
Share-Based Compensation Expense							2,427,904				2,427,904
Recognition of Common Stock or Warrants in connection with services to be rendered					20,000	20	375,934		(254,954)		121,000
Remeasurement of Common Stock or Warrants in connection with services rendered							38,445				38,445
Amortization of Deferred Compensation									242,447		242,447
Penalty shares issued in connection with Registration Rights Agreement					100,729	101	490,449				490,550
Net (Loss)										(8,796,437)	(8,796,437)
Balance as of December 31, 2007	-	-			14,004,853	14,005	39,270,951		(1,190,654)	(32,830,653)	5,263,649

Private Placement of Common Stock					13,172,000	13,172	3,279,828	(15,000)			3,278,000
Share-Based Compensation, net of Deferred Compensation and Stock Grants						-	4,215,976				4,215,976
Common Stock & Warrants Issued in connection with mergers					3,333,333	3,333	1,360,717				1,364,050
Preffered Shares Issued in connection with mergers			1,500	1,397			2,894,566				2,897,463
Stock Grants Issued on June 26, 2008					1,010,000	1,010	421,390				422,400
Amortization of Deferred Compensation							-		1,174,718		1,174,718
Net (Loss)										(10,725,870)	(10,725,870)
Balance as of December 31, 2008	-	-	$1,500	$1,397	31,520,186	$31,520	$51,443,428	$(15,000)	$(15,936)	$(43,556,523)	$7,890,386

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized..

NEURO-HITECH, INC. (Registrant)

Date: April 30, 2009
/s/ David J. Barrett
David J. Barrett Chief Financial Officer