Form 10-Q
period 2009-03-31
Neuro-Hitech, Inc.
filed 2009-05-15
CIK 1328511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
(Address of Principal Executive Offices) (Zip Code)

(352) 754-8587
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do Not Check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The number of shares outstanding of Neuro-Hitech common stock as May 5, 2009, was 31,520,186.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Neuro-Hitech, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)	(1)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$449,335	$397,147
Accounts Receivable	441,420	1,310,852
Inventory	428,846	326,946
Prepaid Inventory	826,761	1,025,059
Prepaid Expenses	173,350	38,054
Total Current Assets	2,319,712	3,098,058

Property and Equipment, net	8,556	9,472

Other Assets:
Intangible Asset, net	5,691,171	6,021,751

Total assets	$8,019,439	$9,129,281

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$830,988	$830,588
Accrued Returns and Chargebacks	408,307	408,307
Total current liabilities	1,239,295	1,238,895

Stockholders' Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A Preferred Stock,1,500,000 issued and outstanding at December 31, 2008	1,500	1,500
Series B Preferred Stock,1,397,463 issued and outstanding at December 31, 2008	1,397	1,397
Common stock, $.001 par value, 44,999,990 shares authorized, 31,520,186 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	31,520	31,520
Subscriptions receivable	(15,000)	(15,000
Deferred Compensation	(15,936)	(15,936)
Additional paid-in capital	52,255,434	51,443,428
Accumulated deficit	(45,478,771)	(43,556,523)

Total stockholders' equity	6,780,144	7,890,386

Total liabilities and stockholders' equity	$8,019,439	$9,129,281

(1)    Derived from audited financial statements.

See accompanying notes to Unaudited Consolidated Financial Statements.

NEURO-HITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-month period ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues	$981,353	$190,827

Cost of goods sold	676,795	99,357

Gross Profit	304,558	91,470

Operating expenses:
Selling, general and administrative expenses	1,084,594	556,411
Research and Development Costs	-	1,100,664
Share-Based Compensation	809,390	511,017
Amortization of Deferred Compensation	-	31,869
Amortization of Intangibles	330,581	-
Total operating expenses	2,224,565	2,199,961

Operating loss	(1,920,007)	(2,108,491)

Other income:
Interest income (expense)	365	38,788

Net loss	$(1,919,642)	$(2,069,703)

Basic and diluted loss per common share	$(0.06)	$(0.15)

Basic and diluted weighted average common
shares outstanding	31,520,186	14,004,853

See accompanying notes to Unaudited Consolidated Financial Statements.

NEURO HI-TECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three-month period ended
	March 31,

	2009	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net (loss)	$(1,919,642)	$(2,069,703)
Adjustments to reconcile net (loss) to net cash provided by (used in)
operating activities:
Depreciation	916	747
Amortization of intangible assets	330,580	–
Amortization of Deferred Compensation	–	31,869
Share-based Compensation	809,390	–
Fair value of shares issued for services	–	511,017
Changes in operating assets and liabilities:
(Increase) Decrease in Assets:
Accounts receivable	869,432	(100,951)
Inventory	(101,900)	8,812
Prepaid expenses	63,012	(92,081)
Accounts payable and accrued expenses	400	(261,919)

Net cash provided by (used in) operating activities	(52,188)	(1,972,209)

Cash flows from financing activities:
Net increase (decrease) in cash	52,188	(1,972,209)

Cash and cash equivalent, beginning of year	397,147	6,137,592

Cash and cash equivalent, end of period	$449,335	$4,165,383

Supplemental disclosures of cash flow information:
Cash paid for taxes	$-	$-

Cash paid for interest	$-	$-

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

Prior to June 6, 2008, the Company had been focused primarily on technologies that address investigational compounds that have the potential to show clinical improvements versus current treatments for Alzheimer’s disease, Epilepsy and other central nervous system applications. The Company’s most advanced product candidate targeting these needs is Huperzine A which completed a Phase II clinical trial in the U.S. in 2008 for efficacy and safety in the treatment of mild to moderate Alzheimer’s disease. In addition to Huperzine A, the Company has worked on two pre-clinical development programs: one for second generation anti-amyloid compounds or disease modifying drugs for Alzheimer’s disease and, secondly, development of a series of compounds targeted to treat and prevent epilepsy.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of normal recurring nature. The operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business.  For the three-month period ended March 31, 2009 the Company generated a net loss of approximately $1.9 million. Until its acquisition of MCR and AMBI, the Company’s revenue was a result of the importation and sale of inventories of natural Huperzine to vitamin and supplement suppliers.  The majority of the Company’s working capital requirements to date have been funded through the Company’s private placement of equity securities to founders and to institutional and individual investors. Management intends to fund future operations through the sale of its products as well as additional equity or debt offerings.

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

[2] Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of Neuro-Hitech, and MCR and AMBI. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

During the first quarter, the Company recognized cost of goods sold of $676,795 for products by MCR and AMBI.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period.  Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period.  Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method).  The options and warrants outstanding at March 31, 2009 and 2008 have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

Common share equivalent are as follows:

	March 31, 2009	March 31, 2008
Options	1,312,043	2,730,319
Warrants	3,255,357	3,255,357
Preferred Stock (If Converted)	28,974,630	-
	33,542,030	5,985,676

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

Segment reporting

The Company operates in one segment, marketing of pharmaceutical products. The Company’s executive officers evaluate the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company’s statement of operations.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recent Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The adoption of SFAS No. 159 has not had an effect on the Company’s financial statements.

In December 2007 FASB issued FAS 141(R) “Business Combinations” (“FAS 141 (R)”) and FAS 160 “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”).  These statements are effective for fiscal years, and interim periods within those fiscal years in case of FAS 160, beginning on or after December 15, 2008.  Earlier adoption is prohibited.   Together these statements revise the accounting rules with respect to accounting for business combinations. Specifically, the objective of FAS 141(R) is to improve the relevance, representational faithfulness and comparability of the information that the reporting entity provides in its financial reports about a business combination and its effects.  This statement thus establishes principles and requirements for how the acquirer:

•	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree;

•	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and

•	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

The objective of FAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

•
The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.

•	The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

•
Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.

•
When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

•	Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

Together these statements are not currently expected to have a significant impact on the Company’s consolidated financial statements.  A significant impact may however be realized on any future acquisition(s) by the Company.  The amounts of such impact cannot be currently determined and will depend on the nature and terms of such future acquisition(s), if any.

In March 2008, the FASB issued FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands the disclosure requirements of FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities,” with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows.  This statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008.  Management believes this statement will have no impact on the consolidated financial statements of the Company.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS 154, Accounting Changes and Error Corrections. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 has not had an impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and retrospective application is required for all periods presented. The Company is currently evaluating the effect of the implementation of FSP 03-6-1, but does not believe that it will have a material impact on the calculation of earnings per share.

In October 2008 the FASB issued FASB Staff Position  SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP”). This FSP clarifies the application of SFAS No. 157 in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective October 10, 2008 and must be applied to prior periods for which financial statements have not been issued. The application of this FSP did not have a material impact to our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

[3] Common Stock and Business Combinations

Business Combinations

On June 5, 2008, the Company acquired GKI pursuant to the Merger Agreement. The Merger Agreement provided for, among other things, the issuance of an aggregate of 1,700,000 shares of the Company’s common stock to three individuals, one of whom became our chief executive officer and another who became a director immediately following the merger. Pursuant to the Merger Agreement, the Company acquired rights to acquire MCR and AMBI. The shares issued to these three stockholders are subject to a lock-up agreement which restricts, for each of them, the sale of 25% of the issued shares until September 5, 2009, an additional 25% of the issued shares until February 5, 2010, an additional 25% of the issued shares until July 5, 2010 and the remaining 25% of the issued shares until December 5, 2010. Subsequently, one of the three stockholders has been released from the lock-up agreement and the stockholder that became our chief executive officer was terminated.

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

The total aggregate purchase price, including professional fees of $492,624 incurred in connection with the acquisition, amounts to $8,271,255. The aggregate purchase price consists of the following:

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

During November 2008, the Company, the Seller and an affiliate of the Seller agreed to modify certain terms of the Purchase Agreement pursuant to a Modification Agreement and Release (“Modification Agreement”). Pursuant thereto the Company issued 1,500,000 shares of the Company’s Series A Preferred Stock and 1,397,463 shares of the Company’s Series B Preferred Stock (i) to satisfy its obligations under the Convertible Note and the Subordinated Note aggregating approximately $6.1 million, including interest, and accounts payable aggregating approximately $1 million and (ii) to receive products from an affiliate of Seller valued at up to $1,257,717. Each share of the Series A and B Preferred Stock is convertible into 10 shares of the Company’s common stock. Additionally, the features of the Series A Preferred Stock include, among other things, a non-participating liquidation preference of $4,500,000. The fair value of the consideration issued to the Seller pursuant to the Modification Agreement amounted to approximately $2.8 million. The excess of the carrying value of the satisfied obligations and the right to receive future products from an affiliate of the Seller over the consideration issued to the Seller, which amounts to approximately $4.5 million, will be recorded as a reduction of the intangible assets.

Had these acquisitions occurred on January 1, 2008, the results would be as follows:

For the Three Months Ended March 31,
2008

Total Revenue	$1,521,038

Net [Loss]	$(2,577,311)

Basic & Diluted [Loss] Per Common Share	$(0.18)

 Intangible Assets

Intangible assets consisted of the following:

	Useful Life (Years) Weighted Average	At March 31, 2009	At December 31, 2008
MCR and AMBI Pharmaceuticals	4.87	$6,611,625	$6,611,625
Less: accumulated amortization		$(920,454)	(589,874)
		$5,691,171	$6,021,751

For the three months ended March 31, 2009 and 2008, amortization expense was $330,581 and $0 respectively.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

During the quarter ended March 31, 2009 and 2008, the Company recorded share-based payments expenses amounting to $809,390 and $511,017, respectively, in connection with all options and stock appreciation rights outstanding at the respective measurement dates. The amortization of share-based payments was recorded in selling, general, and administrative expenses during the three-month period ended March 31, 2009 and 2008

The total compensation cost related to nonvested options and stock appreciation rights not yet recognized amounted to approximately $1,621,570 at March 31, 2009 and the Company expects that it will be recognized over the following weighted-average period of 15 months.

The share-based payments are based on the fair value of the outstanding options and stock appreciation rights amortized over the requisite period of service for option holders, which is generally the vesting period of the options.

The fair value of the options and stock appreciation rights is based on the Black Scholes Model using the following assumptions :

Three month period ended
March 31, 2009
Exercise price:	$0.44 - $5.85
Market price at date of grant:	$0.41 - $0.45
Volatility:	121.63%
Expected dividend rate:	0%
Expected terms:	4 – 5 years
Risk-free interest rate:	3.2 - 3.52%
Stock options granted:	4,050,000
Stock appreciation rights granted:	365,000

The expected volatility was based on the average historical volatility of comparable publicly-traded companies considering the Company’s period of observable historical data is shorter than the terms of the options.

The Company’s policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock.

NEURO-HITECH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three-month periods ended March 31, 2009 and 2008, the payments made or accrued by the Company to Georgetown under the terms of the clinical research agreement were approximately $0 and $529,400, respectively, and the total payments made by the Company to Georgetown since inception of the agreement were $3,895,972. These costs are reflected in the Research and Development caption of the Statement of Operations. The Company expects to make a final payment in the second quarter of 2009 to Georgetown in the amount of $40,000.

Xel Herbaceuticals, Inc.

On March 15, 2006, the Company entered into a development agreement with XEL for the development of the Huperzine A Transdermal Delivery System (“Product”).  For the three months ended March 31, 2009 and 2008, the payments made to XEL under this agreement were approximately $0 and $92,500, respectively, and are reflected in the Research and Development caption of the Statement of Operations.  The Company does not expect to make any additional payments in 2009.

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

For the three-months ended March 31, 2009 and 2008, the payments made or accrued by the Company to PARTEQ under these agreements were $0 and $121,065, respectively, and are reflected in the Research and Development caption of the Statement of Operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act). To the extent that any statements made in this Report contains information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” “projects” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include those outlined in “Risk Factors” found within our Annual Report on Form 10-K and include, without limitation, the Company’s limited cash and ability to raise capital to finance the growth of the Company’s operations, the ability of the Company to develop its products and obtain necessary governmental approvals, the Company’s ability to protect its proprietary information, the Company’s ability to attract or retain qualified personnel, and other risks detailed from time to time in the Company’s filings with the SEC, or otherwise.

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

In view of the results of the Phase II clinical trial, the cost associated with additional trials, and the acquisition of MCR and AMBI, the Company is principally focusing on the development, marketing and distribution of branded and generic pharmaceutical products primarily in the cough and cold markets. The Company continues to explore the potential development of collaborative, joint and strategic alliances and licensing arrangements with one or more pharmaceutical companies for the further development of Huperzine A and its other compounds.  The Company continually evaluates merger and/or acquisition opportunities.

Results of Operations

The following discussion provides comparisons of the Company’s results of operations for the three-month period ended March 31, 2009 to the three-month period ended March 31, 2008.  The Company’s results of operations reported herein reflect the acquisition of MCR and AMBI since June 5, 2008. Accordingly, the results of operations for the periods prior to the acquisition of MCR and AMBI are not comparable to periods after the acquisition of MCR and AMBI.

The following tables include selected consolidated statement of operations and other data for the three-month periods ended March 31, 2009 and 2008.

Results of Operations

	For the three-month period ended March 31
			2009 vs 2008	2009 vs 2008
	2009	2008	($)	(%)
	(Unaudited)	(Unaudited)

Revenues	$981,353	$190,827	$790,526	414.3%

Cost of goods sold	676,795	99,357	577,438	581.2%

Gross Profit	304,558	91,470	213,088	233.0%

Operating expenses:
Selling, general and administrative expenses	1,084,594	556,411	528,183	94.9%
Research and development costs	-	1,100,664	(1,100,664)	-100%
Share-Based Compensation	809,390	511,017	298,373	58.4%
Amortization of Deferred Compensation	-	31,869	(31,869)	-100.0%
Amortization of Intangibles	330,581	-	330,581	100%

Total operating expenses	2,224,565	2,199,961	24,604	1.1%

Operating loss	(1,920,007)	(2,108,491)	188,484	-8.9%

Other income (expense):
Interest income (expense)	(365)	38,788	(38,423)	NM

Net loss	$(1,919,642)	$(2,069,703)	$(150,061)	7.3%

Revenues

Revenues consist of sales of pharmaceutical products adjusted for any allowance for product returns and sales of natural Huperzine to vitamin and supplement suppliers.

The Company had revenues from operations of $981,353 for the quarter ended March 31, 2009, a 414.3% increase from the $190,827 in revenue achieved for the quarter ended March 31, 2008. The change in revenue was attributable to revenues generated by MCR and AMBI following the Company’s acquisition of those companies.

Cost of Goods Sold

Cost of goods sold as a percentage of the Company’s revenue was 31.03% for the quarter ended March 31, 2009, compared with 47.9% for the quarter ended March 31, 2008.  The change in cost of goods sold as a percentage of the Company’s revenue was attributable to a change in the margins associated with the sales of the Company’s pharmaceutical products following its acquisition of MCR and AMBI compared to the margins associated with the sales of Huperzine A in the prior period.  A comparison to the prior period is not meaningful in light of the change in the composition of the Company’s business.

Selling, general, and administrative expenses

Selling, general, and administrative expenses generally consists of share-based and cash compensation to our employees and consultants who support our operations as well as professional fees, insurance costs, and investor relations.

The Company’s total selling, general and administrative expenses increased from $556,411 for the quarter ended March 31, 2008 to $1,084,594 for the quarter ended March 31, 2009, a 94.9% increase.  The increase in these expenses was attributable to increases in salaries and employee benefits following the Company’s acquisition of MCR and AMBI.

Share based compensation for the quarter ended March 31, 2009 was $809,390 an increase from the $511,017 for the quarter ended March 31, 2008.  The increase in share based compensation expense was attributable to share-based payments of approximately $298,373 associated with the forefeiture of options granted to officers, employees and consultants in prior years, and the grant of options and stock appreciation rights.

Research and development costs

The Company incurred no research and development costs during the quarter ended March 31, 2009 compared to $1,100,664 for the quarter ended March 31, 2008.  The decrease in research and development expenses is attributable to the conclusion of the Company’s clinical development programs following the announcement of its Phase II results for Huperzine A.

Liquidity and Capital Resources

Presently, the Company expects that its available cash, cash equivalents and interest income earned may not be sufficient to meet its operating expenses and capital requirements for the next 12 months.  In November 2008, the Company, David Ambrose and TG United (an affiliate of Mr. Ambrose) modified certain terms of the agreement pursuant to which the Company purchased MCR and AMBI, pursuant to a Modification Agreement and Release (“Modification Agreement”).  Pursuant to the Modification Agreement the Company issued 1,500,000 shares of the Company’s Series A Preferred Stock and 1,397,463 shares of the Company’s Series B Preferred Stock (i) to satisfy its obligations to Mr. Ambrose under a Convertible Note and a Subordinated Note aggregating approximately $6.1 million and payables aggregating approximately $1 million and (ii) to receive products from an affiliate of Mr. Ambrose valued at up to $1,257,717. Each share of the Series A and B Preferred Stock is convertible into 10 shares of the Company’s common stock. Additionally, the features of the Series A Preferred Stock include, among other things, a non-participating liquidation preference of $4,500,000.

The Company is dependent upon TG United as its sole source of inventory and operating credit.  As part of the Modification Agreement, the Company was provided a $1.26 million inventory credit by TG United.  The Company is required to make minimum monthly payments of $100,000 to TG United with respect to inventory purchases, subject to a quarterly reconciliation against amounts due.  The $1.26 million inventory credit may be applied by MCR and AMBI against invoices issued by TG United at a rate of up to $100,000 per month, after any required minimum monthly cash payments are made.  Approximately $827,000 of the inventory credit remained available to the Company as of March 31, 2009.

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

During the quarter ended March 31, 2009 the Company used approximately $52,188 in its operating activities.  The cash used in operating activities consisted primarily of the following:

●
Net loss of approximately $1.9 million, adjusted for share-based payments aggregating $809,000 and the amortization of intangible assets acquired pursuant to the MCR and AMBI acquisition amounting to approximately $331,000;

●	A decrease in accounts receivable of approximately $869,000 which is primarily due to sales of products sold in the first quarter, 2009;
●	An increase in inventory of approximately $102,000.

The Company expects to incur additional expenses in 2009 payable to Georgetown of $40,000 related to the open label extension of the Phase II Clinical Trial and C$40,000 payable to Dalhousie related to the preclinical licensing agreement.

To fund the implementation of its business plan, the Company has historically engaged in financings through existing investors and potential new investors. If the Company fails to raise additional capital, or generate sufficient liquidity from sales of its pharmaceutical products, it may not have sufficient cash to meet future operating expenses and capital requirements during this period or in future periods.  Additional funds may not be available or not available on acceptable terms, if at all. Given the anticipated cash expenditures, the potential cash requirements and the lack of sufficient cash to fully fund those expenses, the Company is continually analyzing alternative ways in which it can preserve its cash and cash equivalents.  Even with additional capital, the Company may not be able to execute its current business plan nor fund its operations long enough to achieve positive cash flow.  Furthermore, the Company may be forced to implement more significant reductions of its expenses and cash expenditures, which would impair the Company’s ability to execute its business operations.

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

Revenue from sales of the Company’s products are recorded, net of returns and other sales allowances.  Other sales allowances include cash discounts, rebates, trade promotions, and sales incentives.  According to the terms of a sales contract, and consistent with industry practices, a customer may return products up to a maximum amount and under certain conditions.  Allowances are calculated based upon current economic conditions, the underlying contractual terms with both direct and indirect customers, the remaining time to expiration of the products and an evaluation of the levels of inventories held by the Company’s distributors.  The excess of allowance for returns over the gross amount of receivables is recorded as accrued sales allowance.  The excess of allowance for returns and other sales allowance over the gross amount of receivables amounted to approximately $400,000 at March 31, 2009 and is shown as accrued sales allowances in the accompanying consolidated balance sheet.  The Company continually monitors its assumptions, giving considerations to pricing trends, seasonality of its product lines and estimated trade inventory levels and makes adjustments to these estimates when it believes that its actual sales returns and sales allowances in the future will differ from its estimate.

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

Item 6.   Exhibits

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

Neuro-Hitech, Inc.
(Registrant)

Date: May 14, 2009	By:	/s/ David Ambrose
David Ambrose
President and Chief Executive Officer

Date: May 14, 2009	By:	/s/ David Barrett
David J. Barrett
Chief Financial Officer